Form 10-Q
period 1998-12-27
ROMACORP INC
filed 1999-02-09
CIK 1067457

February 8, 1999




  Securities and Exchange Commission
  450 Fifth Street, N.W.
  Room 1004
  Judiciary Plaza
  Washington, D.C.  20549

  RE: Romacorp, Inc. 10-Q for Third Quarter Ended December 27, 1998


  Gentlemen:

  We are transmitting electronically the Form 10-Q for Romacorp, Inc. for the third quarter ended December 27, 1998.


  Sincerely,



  Susan R. Holland
  Vice President, Finance &
  Chief Financial Officer


  /ktc

                        UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                         FORM 10 - Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended      December 27, 1998

                              OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from             to

  Commission file number        333-62615

                          ROMACORP, INC.
        -------------------------------------------------
      (Exact name of registrant as specified in its charter)

        Delaware                                     13-4010466
   ----------------                                -------------
  (State or other jurisdiction                     (I.R.S. Employer
    of incorporation                               Identification No.)
    or organization)

         9304 Forest Lane, Suite 200, Dallas, Texas 75243
           (Address of principal executive offices)

                          (214) 343-7800
     (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X       No


       COMMON SHARES OUTSTANDING AT DECEMBER 27, 1998:
                    COMMON STOCK 400

               ROMACORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                            ASSETS



                                                December 27,     March 29,
                                                    1998           1998
                                                -----------      ---------
                                                   (Dollars in thousands)
                                                (Unaudited)
  Current Assets:
     Cash and cash equivalents                     $ 371         $   --
  Accounts receivable, net                         1,305          1,351
     Inventories of food and supplies              2,612          1,509
     Deferred income tax asset                       407            583
     Prepaid expenses                                582            583
     Preopening expenses                             441            466
     Other current assets                             21             22
                                                   -----          -----
          Total current assets                     5,739          4,514


  Facilities and equipment, net                   58,751         52,600
  Notes receivable, net                        	     729            757
  Goodwill, net of accumulated amortization of
   $5,000 and $4,450, respectively                13,976         14,526
  Deferred income tax asset                        1,899          1,423
  Other assets                                       826            927
  Debt issuance costs                              3,258             --
                                          						   -----	         -----
  Total assets                                   $85,178        $74,747
                                                 =======        =======




  The accompanying notes are an integral part of these consolidated financial statements

                ROMACORP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS   (Continued)
              LIABILITIES AND STOCKHOLDER'S EQUITY




                                              December 27,     March 29,
                                                  1998           1998
                                              -----------     ---------
                                                 (Dollars in thousands)
                                              (Unaudited)
  Current liabilities:
      Accounts payable                             $1,681        $1,094
      Accrued interest                              4,546            28
      Current portion of closure reserve              100           100
      Checks written in excess of cash                 --           113
      Other accrued liabilities                     4,970         4,560
      Current portion of long-term debt                --           444
  						                                           ------        ------
           Total current liabilities               11,297         6,339

  Senior notes                                     75,000            --
  Long-term debt                                    6,843           889
  Closure reserve                                     309           443
  Payable to affiliate                                 --        34,384
  Long-term insurance reserves                      1,200         1,400

  Stockholder's equity (deficit):
  Common stock, 2,000 shares authorized, 400
      shares issued and outstanding                    --            --
  Paid-in capital                                  66,512        17,444
  Retained earnings (deficit):
      Dividend to Holdings                        (75,351)           --
      Other                                          (632)       13,848
                                           						  -------        ------
          Total                                   (75,983)       13,848
                                          						  -------        ------
          Total stockholder's equity (deficit)     (9,471)       31,292
                                          						  -------        ------
      Total liabilities and stockholder's equity  $85,178        $74,747
                                                  =======        =======


  The accompanying notes are an integral part of these consolidated financial statements

                ROMACORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS
                          (Unaudited)




                                      Thirteen            Thirty-Nine
                                     Weeks Ended          Weeks Ended
                                 12/27/98  12/21/97     12/27/98  12/21/97
                                        (Dollars in thousands)

Net restaurant sales              $22,047   $20,368     $66,978   $61,114
Net franchise revenues              2,222     2,006       6,475     6,151
                                  -------   -------     -------   -------
     Total revenues                24,269    22,374      73,453    67,265

Cost of sales                       7,348     7,135      23,104    20,379
Direct labor                        6,935     6,316      20,773    19,270
Other                               5,349     5,260      16,160    15,305
General and administrative
 expenses                           2,368     2,235       6,725     6,869
                            				   ------    ------      ------    ------
     Total operating expenses      22,000    20,946      66,762    61,823

Operating income                    2,269     1,428       6,691     5,442
Other income (expense):
   Interest expense                (2,557)     (669)     (5,658)   (1,709)
   Miscellaneous                       22       (13)        239       (12)
                            				    -----     -----      ------     ------
     Income (loss) before income
     taxes                           (266)      746       1,272      3,721

Income tax provision (benefit)        (82)      309         458      1,351
                                     -----    -----       -----     ------
Net income (loss)                   $(184)     $437        $814     $2,370
		                            		    =====     =====       =====     ======


The accompanying notes are an integral part of these consolidated financial statements

                  ROMACORP INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

	         				                                  Thirty-Nine Weeks Ended
					                                           -----------------------
                                                12/27/98      12/21/97
                                                (Dollars in thousands)

Operating Activities:
Net income                                        $814        $2,370
Non-cash items included in net income:
   Depreciation and amortization                 4,279         3,865
   Amortization of pre-opening costs               667         1,563
   Amortization of debt issuance costs             209            --
   Deferred income taxes                          (427)         (717)
Change in assets and liabilities:
   Accounts receivable, net                         46           625
   Inventories of food and supplies             (1,103)       (1,368)
   Preopening costs                               (642)       (1,019)
   Other current assets                              2           196
   Accounts payable                                587          (217)
   Accured interest                              4,518            (7)
   Other accrued liabilities                       273           749
   Other                                            28            37
                                                ------         -----
   Net cash flows provided by operating
      activities                                 9,251         6,077

Investing Activities:
Capital expenditures, net                      (10,049)       (8,881)
Changes in other assets, net                        73           (57)
                                                ------         -----
    Net cash flows used by investing activiti   (9,976)       (8,938)
                                                ------         -----
Financing Activities:
Senior Notes                                    75,000            --
Dividend to Holdings                           (75,351)           --
Net borrowings under line-of-credit agreement    6,843            --
Debt issuance costs                             (3,467)           --
Payments of debt                                (1,333)         (444)
Net change in payable to affiliate                (483)        4,064
Change in checks written in excess of cash        (113)         (407)
                                                ------         -----
   Net cash flows provided by financing
    activities                                   1,096         3,213
                                                ------         -----
Net Change in Cash and Cash Equivalents            371           352
Cash and Cash Equivalents At Beginning of Period    --            --
                                                ------         -----
Cash and Cash Equivalents At End of Period        $371          $352
                                                ======         ======


The accompanying notes are an integral part of these consolidated financial statements

                 ROMACORP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1 -  Basis of Consolidation and Presentation

   The consolidated financial statements include the accounts of its wholly owned subsidiaries. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary to fairly present the consolidated results of operations and cash flows for the interim periods ended December 27, 1998 and December 21, 1997 and the consolidated financial position as of December 27, 1998. Results for the period ended December 27, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year. The notes to the audited consolidated financial statements contained in the Form S-4 Registration Statement should be read in conjunction with these unaudited consolidated condensed financial statements.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Recapitalization

   On April 24, 1998, NPC International, Inc. and subsidiaries (NPC) and Sentinel Capital Partners, L.P. and certain of its affiliates (Sentinel) executed a recapitalization agreement effective June 28, 1998 related to Holdings. Prior to the recapitalization, Holdings was a wholly-owned subsidiary of NPC. Holdings redeemed stock held by NPC so that NPC held 20% of the equity of Holdings following the transaction.  Sentinel became the majority equity owner of Holdings following the transaction.
In conjunction with this transaction, $75,000,000 of 12% Senior Notes were issued by the Company.  Interest on the notes will accrue from the date of issuance and will be payable in arrears on January 1 and July 1 of each year commencing January 1, 1999, at the rate of 12% per annum. The notes will mature on July 1, 2006. The Company paid Holdings a dividend of $75.3 million, consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the recapitalization.

Note 3 - Long-Term Debt and Payable to Affiliate

   Long-term debt as of March 29, 1998 consisted of a note payable to a former franchisee. As part of the recapitalization transaction, this note was paid in full. In addition, in conjunction with the recapitalization, $33,887,000 in payable to affiliate (NPC) was contributed to capital.

Note 4 - Credit Facilities

   Effective July 1, 1998, the Company entered into an agreement with a bank for a Revolving Credit Facility which will provide borrowings up to $15 million, is secured by substantially all of the assets of the Company, and bears interest at the Company's option of prime rate or up to six-month LIBOR plus 2.25%. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR or monthly for prime rate advances. In addition, a commitment fee of .375 % is payable monthly on all unused commitments. On July 1, 1998, the Company borrowed $5 million. At December 27, 1998, the Company had borrowed $6.8 million under this facility.

   In addition to the Revolving Credit Facility, the Company has two commitments from a financial group. One is a commitment to purchase 11 restaurants not to exceed $1.75 million each or $19.5 million in aggregate, and subsequently enter into a lease agreement with the Company as lessee. The lease agreement provides for minimum annual rent of 10% of the purchase price, and will increase 6% on the third anniversary of the lease and 6% every three years thereafter.
Payments are to be made monthly. The lease term will be for 15 years with two five year renewal options of five years each. The minimum annual rent for the renewal option periods will be set at fair market value. The second commitment, a
Leasehold Mortgage Loan Commitment, provides for the funding of the construction of 11 restaurants on leased land at a rate not to exceed 450 basis points over the then existing rate of fifteen year United States Treasuries with an amortization period of 15 years and payments to be made monthly. Both commitments expire June 30, 2000.

               ROMACORP, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Continued)

                           (Unaudited)


Note 5 -  Stock Option Plan

   The Company has a stock option plan (the "Stock Plan"), which provides for the grant to certain key employees and/or directors of the Company of stock options that are non-qualified options for federal income tax purposes. The Stock Plan will be administered by the Board of Directors or a committee thereof.

Note 6 - Income Taxes

   Prior to the recapitalization the Company's results were included in the consolidated federal income tax return of NPC International, Inc. Following the recapitalization, the Company will file its federal income tax return on a stand alone basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Comments

   The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts contained herein are forward looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company, training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, new product introductions, product mix and pricing, the cost of commodities and other food products, labor shortages and costs and other risks detailed in filings with the Securities and Exchange Commission.


Liquidity and Capital Resources

   Historically, the Company's principal sources of funds have been operations and borrowings under a credit facility with NPC. The Company's principal uses of funds have been capital expenditures and payments on a note payable related to the acquisition of a franchisee's restaurants.

   The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations, two separate commitments from a financial group to purchase and leaseback 11 restaurant properties and to fund the construction of 11 restaurants on leased land, and a Revolving Credit Facility.

   Concurrently with the consummation of the recapitalization and the issuance of $75 million in notes, the Company entered into a Revolving Credit Facility. This facility provides for borrowings in an aggregate principal amount of up to $15 million, is a five-year facility and bears interest, at the Company's option, of prime rate or up to six-month LIBOR plus 2.25%. Obligations of the Company not paid when due bear interest at a default rate equal to 2% in excess of the non-default interest rate. A commitment fee of .375% is payable monthly on any unused portion of the commitment. As of December 27, 1998, $6,843,000 was outstanding under the facility.

   The commitment from the financial group to purchase and leaseback 11 restaurants includes a provision to purchase from the Company 11 restaurants not to exceed $1.75 million each or $19.25 million in aggregate and subsequently enter into a lease agreement with the Company as lessee. The lease agreement provides for minimum annual rent of 10% of the purchase price and will increase 6% on the third anniversary of the lease and 6% every three years thereafter. Payments are to be made monthly. The lease term will be for 15 years with two five year renewal options of five years each. The minimum annual rent for the renewal option periods will be set at fair market value. The Leasehold Mortgage Loan Commitment provides for the funding of the construction of 11 restaurants on leased land not to exceed $1 million per property or $11,000,000 in aggregate at a rate not to exceed 450 basis points over the then existing rate of fifteen year United States Treasuries, an amortization period of 15 years and payments to be made monthly. Both commitments expire June 30, 2000. On December 29, 1998, the Company sold two restaurants and entered into lease agreements under the sale/leaseback commitment.

   During fiscal 1999 the Company estimates total capital expenditures, including ongoing capitalized maintenance to be approximately $15 million. The Company plans to open a total of six restaurants and ten restaurants during fiscal 1999 and fiscal 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in accounts receivable or inventory. Working capital deficit increased from $1,825,000 at March 29, 1998 to $5,558,000 at December 27, 1998, primarily due to increased accrued interest expense, partly offset by an increase in rib inventory in storage.

Results of Operations

  Net restaurant sales. Net restaurant sales for the quarter ended December 27, 1998 increased $1.7 million, or 8.2%, to $22.0 million from $20.4 million for the quarter ended December 21, 1997. This increase was due primarily to an increase in the net number of restaurants and an increase of 2.7% in same-store sales growth. Year-to-date sales increased to $67.0 million, an increase of $5.9 million or 9.6% over the comparable 1997 period, due to a net increase in the number of stores and an increase in same-store store sales of 1.8%. There were 47 stores open as of December 27, 1998 versus 45 stores open as of December 21, 1997. A new menu was introduced in the latter part of the third quarter of fiscal 1998 which repositioned baby-back ribs as the premier rib offering, introduced new menu items, increased portion sizes and increased prices on selected items. This strategy resulted in an approximate 2% weighted average price increase to offset the increased product cost associated with the new and higher quality items as well as increased baby-back rib costs. In addition, during November 1998, weighted average menu prices were increased 6% along with the renaming of rib portions from "dinner and lunch" to "full slab and half slab."

  Net franchise revenues. Net franchise revenues increased for the quarter and year-to-date 10.8% to $2.2 million and 5.3% to $6.5 million, respectively, due to an increase in franchise fees net of pre-opening cost, royalty income from new restaurants, partly offset by the devaluation of Asian currency for existing restaurants. In addition, year-to-date bad debt expense decreased.
The net number of franchise stores increased from 144 as of December 21, 1997 to 152 as of December 27, 1998.

  Cost of sales. Cost of sales as a percentage of net restaurant sales decreased to 33.3% from 35.0% for the quarter primarily due to a decrease in the average price of baby-back ribs of approximately 17% and to the increased menu prices. For the year-to-date, cost of sales as a percentage of net restaurant sales increased from 33.3% to 34.5% primarily due to an increase in the average price per pound of baby-back ribs of approximately 4%.

  Direct labor. Direct labor as a percentage of net restaurant sales for the quarter increased from 31.0% to 31.5% due to a reduction in the prior year in estimated vacation expenses. Year-to-date direct labor as a percentage of sales decreased to 31.0% from 31.5% due largely to leverage obtained from increases in comparable sales volumes. Also affecting the positive change was the opening of one new store during the quarter versus four new store openings a year ago and the opening of three new stores during the year-to-date versus six new store openings a year ago. Unusually high labor costs are incurred with store openings due to increased training and staffing levels to ensure the customer's initial experience is favorable. In addition, workers compensation insurance declined for the year-to-date period.

  Other. Other operating expenses decreased as a percentage of sales from 25.8% to 24.3% for the quarter and from 25.0% to 24.1% for the year-to-date period primarily due to a decrease in the percentage of the number of leased restaurants versus owned restaurants.

  General and administrative expenses. General and administrative expenses increased $133,000 to $2.4 million for the quarter and $144,000 to $6.7 million for the year-to-date period, primarily due to increases in salaries related to corporate staff additions as necessary under new ownership, management fees, travel and professional fees, partly offset by lower amortization of pre-opening costs, which occurs over the twelve months following a restaurant opening.




ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  Interest expense. Interest expense increased $1.9 million and $3.9 million for the quarter and year-to-date, respectively, primarily due to interest related to the notes.

  Miscellaneous. Miscellaneous income for the year-to-date period includes a $169,000 settlement for business interruption insurance related to a restaurant destroyed by fire.


Year 2000 Issue

  The Company is in the process of evaluating and modifying its computer systems and applications for Year 2000 compliance. Management believes that all significant systems will be Year 2000 compliance prior to the end of the 1999 calendar year.

  As the Company has entered into a Transition Services Agreement, providing for accounting services, payroll services and use of NPC's proprietary POS System, part of the evaluation is a review of NPC's systems and programs. Management has reviewed NPC's plans for Year 2000 compliance and NPC plans to complete all modifications and testing by March 31, 1999, including the POS System. NPC will incur the costs for the Year 2000 compliance efforts related to the Transition Services Agreement.

  In addition to a review of NPC's systems, the Company is in the process of evaluating third party vendors for Year 2000 readiness. This includes verbal as well as written inquiries to substantially all of the Company's vendors. These responses will be assessed and prioritized in order of significance to the business. To the extent that responses are not satisfactory, contingency plans will be developed. Furthermore, the Company plans to provide all franchises with information related to the risks associated with the Year 2000 issue by March 31, 1999.

  Additionally, the Company is in the process of reviewing non-information technology equipment and anticipates completion of this effort by June 30, 1999. It is believed that any necessary upgrades or replacements will be minimal and will be funded out of existing cash flows from operations.

  Since the majority of the systems work is being performed by NPC, the Company will incur minimal costs related to the Year 2000 issue. Any work performed to remedy any Year 2000 issues will be performed by existing Company staff and any effect on the financial condition and results of operations due to the diversion of resources will be insignificant.

  The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical vendors as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date.
As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Recently Issued Accounting Pronouncements

  In April 1998, Statement of Position ("SOP") 98-5 Accounting for Costs of Start-up Activities was issued. The SOP requires the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principles as described in APB No. 20, Accounting Changes, during the first quarter of its fiscal year 2000. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Company's pre-opening costs, net of related taxes. This change will also result in the discontinuation of amortization of pre-opening costs in subsequent periods. At December 27, 1998, the balance of pre-opening costs was $441,000.

                               PART II
                           OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (27)  Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 27, 1998.










                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ROMACORP, INC.


Date: February 8, 1999                By: /s/Susan R. Holland
                                          ------------------------
                                          Vice President, Finance &
                                          Chief Financial Officer