Form 10-K
period 1999-03-28
ROMACORP INC
filed 1999-06-24
CIK 1067457

==============================================================
               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
               ______________________________

                        FORM 10-K
   (Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended March 28, 1999

                                  or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to ____________

             Commission File Number: 333-62615
               ______________________________

                            ROMACORP, INC.
        (Exact name of registrant as specified in its charter)

   Delaware                                 13-4010466
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)

    9304 Forest Lane, Suite 200
        Dallas, Texas                              75243
   (Address of principal executive               (Zip Code)
           offices)

         Registrant's telephone number, including area code:
                            (214) 343-7800
               ______________________________

     Securities registered pursuant to Section 12(b) of the Act:
                          None

      Securities registered pursuant to Section 12(g) of the Act:
                           None
               ______________________________
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
   X   No ____

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of March 28, 1999, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.
==========================================================================

                            PART I


   ITEM 1.   BUSINESS

     Romacorp, Inc. (the Company) is the operator and franchisor of the largest national, casual dining chain specializing in ribs with 211 restaurants located in 27 states in the United States and in 20 foreign countries and territories. Founded in Miami in 1972, the Company's restaurants are primarily located in Florida, Texas and California. Both the Tony Roma's name and its "Famous for Ribs" and "Tony Roma's A Place for Ribs" slogans are well-recognized throughout the United States. The restaurants offer a full and varied menu, including ribs, chicken, steaks, seafood, salads and other menu items in a casual atmosphere that is suitable for the entire family. Since the inception of Tony Roma's, its baby-back ribs have won numerous consumer and industry awards in over 25 markets. In addition to its award-winning ribs, the menu features its signature deep fried onion ring loaf. As of March 28, 1999, the Company operated 50 Company-owned and two joint-venture restaurants in 12 states and through its subsidiaries, franchised 97 restaurants in 20 states and 62 restaurants in international locations.

     The Tony Roma's concept is designed to serve a demographically and geographically diverse customer base, with high quality food at moderate prices. Entrees typically range in price from $4.99 to $12.99 for lunch and $4.99 to $16.99 for dinner. Dessert selections range in price from $1.99 to $3.99. Tony Roma's restaurants are generally located in free-standing buildings with approximately 200 seats and separate bar areas. The restaurants have a fun, comfortable atmosphere with distinctive and varied decor and provide consumers with high quality, friendly service. The Tony Roma's concept is appropriate for a wide variety of casual dining occasions including family dinners and business lunches.

     To assure consistent product quality and to obtain optimum pricing, purchases of food and restaurant equipment for the Tony Roma's restaurants are made through a centralized purchasing function in its corporate office in Dallas, Texas. The Company negotiates directly with meat processors for its rib inventory, which is principally maintained in various independent warehouses. Inventory is then shipped to restaurants via commercial distributors. Produce and dairy products are obtained locally. Food and equipment pricing information is also generally available to the Tony Roma's franchisee community.

     The Company is generally not dependent upon any one supplier for availability of its products; its food and other products are generally available from a number of acceptable sources. The Company has a policy of maintaining alternate suppliers for most of its baseline products. The Company does not manufacture any products nor act as a middleman.

     The Company utilizes local advertising for individual restaurants and broadcast advertising where market penetration is efficient as well as public relations activities aimed at individual restaurants and entire markets. The Company's advertising campaigns emphasize freshness, quality food, good service and value. During fiscal 1999, the Company's expenditures for advertising were 2.8% of Company-owned restaurant revenues.

     The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. (NPC). On April 24, 1998, Holdings, NPC and Sentinel Capital Partners, L.P. executed a recapitalization agreement ("The Recapitalization") effective June 28, 1998 related to the Company. Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. (Holdings) and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. Prior to the Recapitalization, Romacorp was a wholly-owned subsidiary of NPC. In the Recapitalization, Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel through certain affiliates (Sentinel) held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes were issued by the Company. The Company paid Holdings a dividend of $75,300,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of Romacorp, Inc. retaining their historical value.

Franchised Restaurants

     Although the first Tony Roma's opened in 1972, franchising wasn't a key element of Tony Roma's growth strategy until 1984. At March 28, 1999, the Company had 48 franchisees operating 159 units world wide. The largest franchise holder operates a chain of 21 Tony Roma's restaurants. Although there are some individual unit franchisees, the Company seeks to attract franchisees who can develop several restaurants.

     New domestic franchisees pay an initial franchise fee of $50,000 and a continuing royalty of 4% of gross sales. In addition, franchisees are required to contribute 0.5% of gross sales to a joint marketing account and may be required to participate in local market advertising cooperatives. All potential franchisees must meet certain operational and financial criteria.

     In return for the domestic franchisee's initial fee and royalties, the Company provides a variety of services, including: real estate services, site selection criteria and review/advice on construction cost and administration; pre-opening and opening assistance, which include an on-site training team to assist in recruitment, training, organization, inventory planning and quality control; centralized and system-wide purchasing opportunities; in-store management training programs, advertising and marketing programs; and various administrative and training programs developed by the Company.

     International franchisees receive a modified version of the above services. Currently, international franchises require a fee of $30,000 per unit and royalty rate of 3% of gross sales. However, costs associated with visits to international locations by Company personnel are borne by the international franchisee. International franchise holders also contribute 0.25% to a joint marketing account.

   Competition

     The restaurant industry is highly competitive with respect to price, value, service, location and food quality. Tony Roma's has developed brand identity within the casual theme segment and is the only national chain to focus on ribs. On a local and regional basis, the Company competes with smaller chains, which also specialize in ribs, and with larger concepts that include ribs as a menu item.

   Employees

     As of March 28, 1999, the Company employed approximately 3,000 persons (including full-time and part-time personnel), of whom approximately 2,930 were restaurant employees and 70 were restaurant supervision and corporate employees. Company restaurants employ an average of approximately 60 full-time or part-time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike, or labor dispute. The Company considers its employee relations to be good.

   Trade Names, Trademarks and Service Marks

     The trade name "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademark and franchise rights are owned by Roma Dining LP, an affiliate of Romacorp, Inc., and international trademarks/franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp, Inc. A subsidiary, Roma Franchise Corporation, through a license with Roma Dining LP, offers and services franchises in the United States and Roma Systems, Inc. offers services and franchises internationally. The use of these trademarks/franchise rights are licensed to franchisees under franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.

   Seasonality

     Tony Roma's restaurant sales are traditionally higher from January to March due to an increase in vacation and part-time residence activity in warm weather climates and resort locations where a significant number of the Company's restaurants are located.

  The location of the
      Company-owned and franchised restaurants as of March 28, 1999 is as follows:

   State          Company-Owned   Joint Venture     Franchised
   Alabama...............   3              0              0
   Alaska................   0              0              1
   Arizona................  0              0              6
   Arkansas...............  1              0              0
   California.............  4              1              32
   Colorado...............  0              0              5
   Florida..............    20             0              2
   Hawaii.................  0              0              4
   Indiana................  0              0              1
   Kentucky...............  0              0              2
   Louisiana..............  1              0              0
   Maine.................   0              0              1
   Minnesota..............  0              0              2
   Missouri...............  1              0              0
   Nebraska...............  0              0              1
   Nevada.................  3              0              3
   New York...............  0              0              1
   North Carolina.........  1              0              0
   Ohio...................  0              0              3
   Oklahoma..............   2              0              0
   Oregon..............     0              0              3
   South Carolina.........  1              0              2
   Tennessee..............  1              0              0
   Texas..................  12             1              5
   Utah...................  0              0              7
   Washington............   0              0              13
   Wisconsin..............  0              0              3
                         -------         ----           ----
            Total U.S.....  50             2              97

   Foreign Country/Territory                          Franchised
   Aruba..........................                        1
   Bahamas............................................    1
   Canada................................................12
   China................................................. 1
   El Salvador........................................    1
   Germany.............................................   1
   Guam...............................................    2
   Hong Kong...........................................   3
   Indonesia.........................................     2
   Japan................................................  7
   Korea..............................................    3
   Mexico................................................ 9
   Peru.................................................. 2
   Phillippines.........................................  1
   Puerto Rico.........................................   2
   Saipan..............................................   1
   Singapore............................................  2
   Spain................................................  9
   Taiwan...............................................  1
   Thailand............................................   1
                                                        -----
             Total International......................   62
                                              									  =====



    Government Regulation

     All of the Company's operations are subject to various federal, state and local laws that affect its business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards. To date, federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, building codes, land use and environmental factors have in the past increased, and can be expected in the future to increase, the cost of, and the time required for, opening new restaurants. Difficulties or failures in obtaining required licenses or approvals could delay or prohibit the opening of new restaurants. In some instances, the Company may have to obtain zoning variances and land use permits for its new restaurants. The Company believes it is operating in compliance with all material laws and regulations governing its operations.

     The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A substantial majority of the Company's food service personnel are paid at rates related to the minimum wage and other employment laws and regulations; accordingly, increases in the minimum wage result in higher labor costs.

     In recent years many states have enacted laws regulating franchise operations. Much of this legislation requires detailed disclosure in the offer and sale of franchises and the registration of the franchisor with state administrative agencies. The Company is also subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Additionally, certain states have enacted, and others may enact, legislation governing the termination and non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. The foregoing matters may result in some modifications in the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under license and lease agreements. The laws applicable to franchise operations and relationships are developing rapidly, and the Company is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors.

   Cautionary Factors That May Affect Future Results, Financial Condition or Business

     In order to take advantage of the safe harbor provisions for forward-looking statements adopted by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks, uncertainties and other factors that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business or the results of operation, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing by, or on behalf of, the Company. Except for the historical information contained herein, the statements made in this Annual Report on Form 10-K are forward-looking statements that involve such risks, uncertainties and other factors that could cause or contribute to such differences including, but not limited to, those described below.

     Consumer Demand and Market Acceptance. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service chains such as the Company's can also be materially and adversely affected by publicity resulting from food quality, illness, injury and other health concerns or operating issues stemming from one restaurant or a limited number of restaurants, including restaurants operated by the franchisor or another franchisee.

     Training and Retention of Skilled Management and Other Restaurant Personnel. The Company's success depends substantially upon its ability to recruit, train and retain skilled management and other restaurant personnel. There can be no assurance that labor shortages, economic conditions or other factors will not adversely affect the ability of the Company to satisfy its requirements in this area.

     Ability to Locate and Secure Acceptable Restaurant Sites. The success of restaurants is significantly influenced by location. There can be no assurance that current locations will continue to be attractive, or additional locations can be located and secured, as demographic patterns change. It is possible that the current locations or economic conditions where restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. There is also no assurance that further sites will produce the same results as past sites.

     Competition. The Company's future performance will be subject to a number of factors that affect the restaurant industry generally, including competition. The restaurant business is highly competitive and the competition can be expected to increase. Price, restaurant location, food quality, quality and speed of service and attractiveness of facilities are important aspects of competition as are the effectiveness of marketing and advertising programs. The competitive environment is also often affected by factors beyond the Company's or a particular restaurant's control. The Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than the Company) to locally owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

     Unforeseeable Events and Conditions. Unforeseeable events and conditions, many of which are outside the control of the Company, can impact consumer patterns in the restaurant industry. These events include weather patterns, severe storms and power outages, natural disasters and other acts of God. Specific examples include but are not limited to the Company's concentration of Tony Roma's operations and franchisees in Florida and California, both being areas that have historically suffered from severe weather and natural disasters. There can be no assurance that the Company's operations will not be adversely affected by such events in the future.

     Commodities Costs, Labor Shortages and Costs and Other Risks. Dependence on frequent deliveries of fresh produce and groceries subjects food service businesses to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and costs of ingredients. Specifically, certain ingredients such as babyback ribs and chicken constitute a large percentage of the total cost of the Company's food products. Unforeseeable increases in the cost of these specific ingredients could significantly increase the Company's cost of sales and correspondingly decrease the Company's operating income. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), regional weather conditions, interest rates and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.


   ITEM 2.   PROPERTIES

     Romacorp, Inc. selects all company-operated restaurant sites, and has the right to approve all franchised restaurant locations. Sites are selected using a screening model to analyze locations with an emphasis on projected financial return, demographics (such as population density, age and income distribution), analysis of restaurant competition in the area, and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

     The current costs of constructing, equipping, and opening a new freestanding restaurant range from $1,670,000 to $2,700,000, including approximately $280,000 to $950,000 for land, approximately $985,000 to $1,220,000 for sitework, construction, and landscaping, and approximately $400,000 to $530,000 for furniture, and opening costs. The cost of developing new Company restaurants will vary, primarily because of varying costs of land, sitework, signage, preopening, and labor.

     Units that are constructed within existing structures or mall areas are typically less costly. The Company has developed standardized restaurant designs using a freestanding building to be situated on a 1-1/2 acre site.  The design is continually revised and refined.

     The 50 Company-owned Tony Roma's restaurants at March 28, 1999 are owned and leased as follows:

                       Leased from unrelated parties   22
                    Land and building owned            19
     Building owned by the Company and land leased      9
                                                     ----
                                                       50
                                                     ====
           Some of the Company's leases contain percentage rent clauses (typically 5% to 6% of gross sales) against which the minimum rent is applied, and most are net leases under which the Company pays taxes, maintenance, insurance, repairs and utility costs.


   ITEM 3.    LEGAL PROCEEDINGS

       The Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business, but management does not anticipate that any amounts that the Company may be required to pay by reason thereof, net of insurance reimbursements, will have a materially adverse effect on the Company's financial position.


   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the security holder, Roma Restaurant Holdings, Inc., during the fourth quarter of the fiscal year ended March 28, 1999.

                          PART II


   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
                 MATTERS.

       There is no established public trading market for the Company's common stock.


   ITEM 6.    SELECTED FINANCIAL DATA

       The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and the notes related thereto of the Company included elsewhere in this report.

                                       Fiscal Year Ended
                             3/28    3/29     3/23     3/24    3/28
                             1999    1998     1997     1996    1995
                             ----    ----     ----     ----    ----
                             (Dollars in thousands)
   Income Statement Data:
    Revenues
    Net restaurant sales   $93,213  $86,408  $68,778  $51,499  $42,137
    Net franchise revenues   8,723    8,482    8,526    7,570    7,291
                            ------   ------   ------   ------   ------
    Total revenues        $101,936  $94,890  $77,304  $59,069  $49,428
                            ======   ======   ======   ======   ======
    Deprec and amortization $6,670   $7,197   $5,425   $3,993   $3,829
    Operating income (1)    10,467    8,883    7,001    2,029    3,259
    Net interest expense     8,147    2,412    1,550      876      335
    Income taxes.....          925    2,315    2,017      545    1,203
    Net income.........    $ 1,661   $4,165   $3,476     $351   $1,691

   Other Financial Data:
   Cash flows from:
   Operating activities.... $9,844   $9,874   $9,416   $5,355   $5,228
   Investing activities    (14,969) (10,686) (24,758) (16,491)  (6,178)
   Financing activities...   5,125      812   15,342   10,909     (483)
   EBITDA (2) (4)........  $17,403  $16,089  $12,468   $5,765   $7,058
   EBITDA Margin (2)(3)(4)    17.1%    17.0%    16.1%     9.8%     14.3%

   Balance Sheet Data:
   Facilities and
      equipment, net...... $57,046  $52,600  $46,516  $25,755   $15,659
   Total assets.......      84,035   74,747   68,724   50,104    36,196
   Total borrowings and
      payables to
       affiliate (5)....    80,290   35,717   34,611   19,574     7,086
   Shareholder's equity
      (deficit) (6)         (8,667)  31,292   27,127   23,651    23,301
   -------------
   (1) For fiscal 1996, operating income includes an impairment and loss provision for underperforming assets of $3.5 million. Without this provision, operating income would have been $5.5 million.

   (2) As used herein, "EBITDA" represents net income plus: (i) net interest; (ii) income taxes; and (iii) depreciation and amortization including amortization of start-up costs. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not a measure determined in accordance with Generally Accepted Accounting Principles and should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of an issuer's operating performance. EBITDA as presented may not be comparable to EBITDA or other similarly titled measures defined and presented by other companies.

   (3)   EBITDA margin represents EBITDA divided by total revenues.

   (4) For fiscal 1996, earnings include the impairment and loss provisions for underperforming assets of $3.5 million. Without this provision, EBITDA would have been $9.3 million and EBITDA margin would have been 15.7%.

   (5)   Includes current portion of long-term borrowings.

   (6) See "Item I Business" for a description of the Recapitalization which was effective June 28, 1998.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Forward Looking Comments

      The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements that are not historical facts contained herein are forward looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, new product introductions, product mix and pricing, the cost of commodities and other food products, labor shortages and costs and other risks detailed herein.

   Results of Operations

    The following table sets forth the Company's historical consolidated revenues for fiscal 1999, 1998 and 1997:

                                             Fiscal Year
                                      1999       1998       1997
                                     -----      -----      -----
        Revenues                           (Dollars in millions)
        Net restaurant sales.        $93.2      $86.4      $68.8
        Net franchise revenues         8.7        8.5        8.5
                                     -----      -----      -----
         Total revenues.......      $101.9      $94.9      $77.3
                                     =====      =====      =====

        The following table sets forth certain consolidated historical financial data for the Company expressed as a percentage of net restaurant sales for fiscal 1999, 1998 and 1997:

                                              Fiscal Year
                                      1999       1998       1997
                                     -----      -----      -----
   Net restaurant sales             100.0%     100.0%     100.0%
   Cost of sales............         33.7%      33.6%      33.3%
   Direct labor..................    30.9%      30.9%      31.2%
   Other (1)..................       23.4%      24.3%      24.2%
                                     -----      -----      -----
                                     88.0%      88.8%      88.7%
                                    ======     ======     ======
   Income from Company-owned
      restaurant operations......    12.0%      11.2%      11.3%
                                     -----     -----      -----
   ________________
(1 ) Other operating expenses include rent, depreciation and amortization, advertising, utilities, supplies, and insurance among other costs directly associated with operation of restaurant facilities.

   Fiscal 1999 Compared to Fiscal 1998

     Net restaurant sales. Net restaurant sales for fiscal 1999 increased $6.8 million, or 7.9%, to $93.2 million from $86.4 million in fiscal 1998. This increase was due primarily to the addition of six restaurants and an increase in comparable sales growth of 1.8% for restaurants open for more than 18 months, partly offset by one less week of sales in fiscal 1999 versus fiscal 1998. In addition, menu prices were increased in November by a weighted average of 6%.

      Net franchise revenues. Net franchise revenues for fiscal 1999 increased $241,000 to $8.7 million due to a decrease in bad debt expense and an increase in net franchise fees. These increases were partly offset by a decrease in royalty income, resulting from one less week of operations in fiscal 1999 versus fiscal 1998. Comparable store sales were down 4.4%, primarily a result of the devaluation of Asian currency.

      Cost of sales. Cost of sales as a percentage of net restaurant sales remained basically unchanged at 33.7% versus 33.6% a year ago with average rib costs per pound over the year being relatively flat compared to the prior year.

      Direct labor. Direct labor as a percentage of net restaurant sales remained unchanged at 30.9%.

      Other. Other operating expenses for fiscal 1999 decreased to 23.4% from 24.3% primarily due to a decrease in rent and advertising expenses, partly offset by an increase in depreciation expense resulting from the addition of new restaurants. Rent expense declined as a percentage of sales due to an increase in the number of owned restaurants versus leased restaurants.

     General and administrative expenses. General and administrative expenses increased $151,000 to $9.4 million primarily due to increased corporate staff as necessary under new ownership, increased professional fees and the addition of the management fee related to the Recapitalization. These increases were offset by a decrease in preopening costs resulting from fewer openings in fiscal 1999 than in 1998. Preopening costs are amortized over twelve months following a restaurant opening.

      Interest expense. Interest expense increased $5.7 million due to interest from the $75 million senior notes issued June 1998 in the Recapitalization.

       Miscellaneous. Miscellaneous income for fiscal 1999 includes $169,000 for business interruption insurance proceeds related to a restaurant destroyed by fire in the prior year.

      Tax provision. The Company's tax provision for fiscal 1999 resulted in an effective tax rate of 35.8%, which is consistent with the prior year rate of 35.7%. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

   Fiscal 1998 Compared to Fiscal 1997

       Net restaurant sales. Net restaurant sales for fiscal 1998 increased $17.6 million, or 25.6%, to $86.4 million from $68.8 million in fiscal 1997. This increase was due largely to the addition of five restaurants in fiscal 1998, 13 restaurants in fiscal 1997, and 0.9% comparable sales growth for restaurants open for more than 18 months. In addition, a new menu was introduced resulting in an approximate 2% weighted average price increase.

       Net franchise revenues. Net franchise revenues for fiscal 1998 decreased slightly primarily due to lower revenues from sales of international franchise rights in fiscal 1998 than in fiscal 1997. This decrease was partially offset by an increase in royalty revenue of 7% due to growth of the franchise system.


      Cost of sales. Cost of sales as a percentage of net restaurant sales increased to 33.6% for fiscal 1998 from 33.3% for fiscal 1997 due to an increase in the average price of baby-back ribs of 17% for the year. This increase was partially offset by menu enhancements implemented in fiscal 1998 and fiscal 1997 which caused favorable sales mix changes and included price increases on select items.

      Direct labor. Direct labor as a percentage of net restaurant sales decreased to 30.9% for fiscal 1998 from 31.2% for fiscal 1997. This decrease was primarily due to fewer new restaurant openings, with six restaurants opened in fiscal 1998 compared to 14 restaurants in fiscal 1997. The higher labor costs in fiscal 1997 were due to training and increased staffing levels, which typically accompany restaurant openings to ensure a favorable dining experience for first visit customers. This decrease was partially offset by the increase in the federal minimum wage in September 1997.

       Other. Other operating expenses for fiscal 1998 were relatively flat as a percentage of restaurant sales compared to fiscal 1997.

       General and administrative expenses. General and administrative expenses were relatively flat at approximately $9.3 million in both fiscal 1998 and 1997. General and administrative expenses as a percentage of total revenues decreased to 9.8% in fiscal 1998 from 12% in fiscal 1997, reflecting the leverage from year-over-year revenue growth. General and administrative expenses include the amortization of goodwill and pre-opening costs. These costs increased over fiscal 1997 due to the amortization of pre-opening costs, which occurs over the twelve months following a restaurant opening.

        Interest expense. Interest expense grew consistently during fiscal 1998 as restaurant growth and development was financed through the Company's borrowings from NPC.

        Tax provision. The Company's tax provision for fiscal 1998 resulted in an effective tax rate of 35.7% compared to 36.7% for fiscal 1997. See
   Note 7 of the Notes to Consolidated Financial Statements for a discussion of the differences which cause the effective tax rate to vary from the statutory federal income tax rate of 35%.

   Liquidity and Capital Resources

      The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations, two separate commitments from a financial group to purchase and leaseback up to 11 restaurant properties and to fund the construction of up to 11 restaurants on leased land, and a Revolving Credit Facility. On March 28, 1999, the Company had a working capital deficit of $4.1 million compared to a $1.8 million deficit at March 29, 1998. The increase in the deficit is primarily due to the accrued interest related to the $75 million in senior notes. Like most restaurant companies, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash while it generally receives credit from suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid.

        Concurrently with the consummation of the recapitalization and the issuance of $75 million in notes, the Company entered into a Revolving Credit Facility. This facility provides for borrowings in an aggregate principal amount of up to $15 million, is a five-year facility and bears interest at a rate per annum equal (at the Company's option) to: (i) a floating rate per annum equal to the Prime Rate (as defined in the New Revolving Credit Facility); or (ii) a floating rate per annum equal to 2.25% in excess of the LIBOR Rate (as defined in the New Revolving Credit Facility). Obligations of the Company under the New Revolving Credit Facility not paid when due shall bear interest at a default rate equal to 2% in excess of the non-default interest rate. A commitment fee based on an annual rate of .375% is payable monthly on any unused portion of the commitment. As of March 28, 1999, $5,290,000 was outstanding under the facility.

       During September 1998, the Company obtained two commitments from a financial group. One is a commitment to purchase, at the Company's option, 11 restaurants not to exceed $1.75 million each or $19 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. Payments are to be made monthly. The lease term will be for 15 years with two five-year renewal options of five years each. The minimum annual rent for the renewal option periods will be set at fair market value. As of March 28, 1999, $5.5 million in those sale-leaseback transactions had been completed. The second commitment, a Leasehold Mortgage Loan Commitment, provides for the funding of the construction of 11 restaurants on leased land at a rate of 450 basis points over the then existing rate of 15-year United States Treasury Notes with an amortization period of 15 years and payments to be made monthly. Both commitments expire June 30, 2000.

   Capital Expenditures

       The Company's capital expenditures in fiscal 1999, 1998 and 1997 were approximately $15.1 million, $10.6 million and $23.8 million, respectively. Such expenditures were used primarily to fund the maintenance, renovation and new development of Company-owned restaurants. The Company plans to open ten restaurants and complete one major remodel during fiscal 2000 and estimates capital expenditures to be approximately $21.7 million. The Company plans to fund approximately $16.5 million of expenditures with sales leaseback transactions resulting in net capital expenditures of $5.2 million, which will be funded by internally generated cash flow and the existing credit facility.

   Seasonality

       Tony Roma's restaurant sales are traditionally higher from January to March due to an increase in vacation and part-time residence activity in warm weather climates and resort locations where a significant number of the Company's restaurants are located.

   Rib Pricing

       Baby-back ribs represent approximately 25% of the Company's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase the Company's cost of sales and adversely effect the business, results of operations and financial condition of the Company.

   Effects of Inflation

       Inflationary factors such as increases in food and labor costs directly affect the Company's operations. Because many of the Company's restaurant employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Company's labor costs. The Company cannot always effect immediate price increases to offset higher costs and no assurance can be given that the Company will be able to do so in the future.

   Year 2000 Issue

       The Company is in the process of evaluating and modifying its computer systems and applications for Year 2000 compliance.

       In conjunction with the Recapitalization, the Company entered into a Transition Financial and Accounting Services Agreement (the "Transition Services Agreement") with its former parent, NPC International, Inc. (NPC) providing for accounting services, payroll services and use of NPC's proprietary POS System. Management has reviewed NPC's plans for Year 2000 compliance and NPC has completed substantially all modifications and testing, including the POS System and will continue testing systems throughout 1999. Terms of the Transition Services Agreement provide for indemnification of NPC with respect to services performed, in the absence of gross negligence. The Company, although not incurring incremental costs to evaluate the NPC software, is responsible for any necessary hardware upgrades, which are expected to be minimal.

       In addition to a review of NPC's systems, the Company is in the process of evaluating third party vendors for Year 2000 readiness. This includes verbal as well as written inquiries to substantially all of the Company's vendors. These responses will be assessed and prioritized in order of significance to the business. To the extent that responses are not satisfactory, contingency plans will be developed. Furthermore, the Company has provided all franchises with information related to the risks associated with the Year 2000.

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

   Recently Issued Accounting Pronouncements

       In April 1998, Statement of Position ("SOP") 98-5 Accounting for Costs of Start-up Activities was issued. The SOP requires the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principles as described in APB No. 20, Accounting Changes, during the first quarter of its fiscal year 2000. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Company's pre-opening costs. This change will also result in the discontinuation of amortization of pre-opening cost expense in subsequent periods. At March 28, 1999, the balance of pre-opening costs was $777,000 which will be written-off during the first quarter of fiscal year 2000.


   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

       The Company's exposure to interest rate risk relates to the variable rate revolving credit loan that is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance of the variable rate debt as of March 28, 1999 would be immaterial.

       Baby-back ribs represent approximately 25% of the Company's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase the Company's cost of sales and adversely effect the business, results of operations and financial condition of the Company. The Company actively manages its rib costs through supply commitments in advance of a specific need; however, the arrangements are terminable at will at the option of either party without prior notice. Therefore, there can be no assurance that any of the supply commitments will not be terminated in the future. As a result, the Company is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the business, financial condition and results of operations.

       The Company purchases certain other commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

       This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.


   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements are included under Item 14 of this Annual
   Report.


   ITEM 9.

       The Company had no disagreements on accounting or financial matters with its independent accountants to report under this Item 9.

                          PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors and executive officers of the Company as of March 28, 1999 were:

           Name 		      Age               Position
           Robert B. Page . . .40   Chief Executive Officer, Director
           Susan R. Holland . .42   Vice President, Finance - Chief
                                     Financial Officer
           David G. Short . . .60   Vice President, Legal, Secretary and
                                     General Counsel
           David S. Lobel . . .46   Chairman of the Board of Directors
           Eric D. Bommer . . .30   Director
           Philip Friedman. . .53   Director
           John F. McCormack. .40   Director
           Michael J. Myers . .58   Director
           James K. Schwartz. .37   Director  (resigned on May 12, 1999)

       Robert B. Page has been President since June 1994. He serves as
   Chief Executive Officer of the Company and as a director of the Company
   and Holdings.   Mr. Page joined the Company in October 1993 as Senior
   Vice President of Operations and Chief Operations Officer until he became President. From August 1988 to October 1993, Mr. Page was Senior Vice President of Operations for the Pizza Division of NPC International, Inc.

       Susan R. Holland was with El Chico Restaurants, Inc. from 1985 until joining the Company in August 1998. Ms. Holland served as Acting Chief Financial Officer from May 1998 and as Vice President, Treasurer, Controller and Corporate Secretary since October 1996. Ms. Holland joined El Chico Restaurants, Inc. as Controller and served as Treasurer since August 1990. Ms. Holland is a Certified Public Accountant.

       David G. Short has been Vice President-Legal, General Counsel and Secretary since September 1990. From 1986 to 1990, Mr. Short was Vice President, Legal and General Counsel of TGI Friday's, Inc. Mr. Short also served as Vice President of NPC International, Inc. and certain of its affiliates until the Recapitalization.

       David S. Lobel serves as a director of the Company and Holdings. Mr. Lobel founded Sentinel in 1995 and presently serves as Managing Partner. From 1981 to 1995, Mr. Lobel was employed by First Century Partners, a venture capital affiliate of Salomon Smith Barney, and served as a general partner of funds managed by First Century from 1983 to 1995. Mr. Lobel serves on the boards of various private companies.

       Eric D. Bommer serves as a director of the Company and Holdings. Mr. Bommer joined Sentinel in March 1997 and serves as Vice President. Prior to joining Sentinel, he was an associate at Gefinor Acquisition Partners, L.P., a private equity investment partnership, from June 1995 to March 1997. From 1993 to 1995, he worked in the Investment Banking Division of CS First Boston. From 1992 to 1993, Mr. Bommer worked at LaSalle Partners. Mr. Bommer serves on the boards of various private companies.

       Philip Friedman serves as a director of the Company and Holdings. Mr. Friedman is President of McAlister's Corporation, operator and franchisor of the McAlister's Deli restaurant chain. From June 1996 to January 1998, Mr. Friedman was President of Panda Management Company, Inc., a developer and operator of 300 quick-service chinese restaurants. In addition, from June 1986 to the present, Mr. Friedman has been president of P. Friedman and Associates, Inc., a restaurant consulting firm. Mr. Friedman serves as Chairman of the Board of Rosti Restaurants and is a director of Panda Management Company, Inc., Paramark, Inc., Roadhouse Grill, Inc. and Eateries, Inc.

       John F. McCormack serves as a director of the Company and Holdings. Mr. McCormack co-founded Sentinel in 1995 and presently serves as a Partner. From 1990 to 1995 Mr. McCormack served as Vice President at First Century Partners, a venture capital affiliate of Salomon Smith Barney. From 1983 to 1990, Mr. McCormack was employed by Coopers & Lybrand, most recently as a Manager. Mr. McCormack serves on the boards of various private companies.

       Michael J. Myers serves as a director of the Company and Holdings. Mr. Myers is the President of First Century Partners, a venture capital affiliate of Salomon Smith Barney, and has been a Senior Advisory Partner to Sentinel since 1995. Mr. Myers co-founded First Century Partners in 1972 and has served as its President since 1976. Mr. Myers is a director of Office Depot and various private companies.

       James K. Schwartz served as a director of the Company and Holdings. He has served as President and Chief Operating Officer of NPC International, Inc. since February 1995 and as a director since July 1996. From January 1993 to February 1995 Mr. Schwartz served as Vice President and Chief Financial Officer of NPC International, Inc. From 1984 to 1991, he was associated with Ernst & Young LLP. On May 12, 1999, Mr. Schwartz resigned from the Board of Directors of the Company and Holdings.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

       The following summarizes, for each of the three fiscal years ended March 28, 1999, March 29, 1998, and March 23, 1997, the compensation awarded to, earned by, or paid to the Chief Executive Officer (the "CEO") of the Company as of March 28, 1999, and the other executive officer (other than the CEO) who served as an executive officer of the Company or its subsidiaries as of March 28, 1999, whose annual compensation exceeded $100,000 for the fiscal year ended March 28, 1999.

                           Summary Compensation Table

                                     Annual Compensation
                                 -------------------------------
                                                        Other
                           Fiscal                       Annual
                            Year    Salary   Bonus   Compensation(1)
                            -----   ------   -----    -------------
   Name and Principal Position
   ---------------------------
   Robert B. Page            1999  $194,231  $38,472     $4,668
     Chief Executive Officer 1998   160,000   23,207      9,760
                             1997   140,000   62,500      9,414

   David G. Short            1999   138,998      0        5,052
     Vice President, Legal,  1998   132,500      0        9,147
     Secretary and General   1997   125,000      0        9,128
      Counsel
   _______________
   (1) Includes profit sharing contributions, car allowance and insurance.

    There were no options granted during the year ended March 28, 1999 or outstanding as of March 28, 1999. Accordingly, disclosure tables are not presented.

   Employment Agreements

    In connection with the Recapitalization, the Company entered into an employment agreement with Mr. Page. Such agreement provides for: (i) a three year employment term with a maximum base of $200,000 per annum and a bonus, based upon EBITDA objectives, up to 50% of base compensation;
   (ii) severance benefits and noncompetition, nonsolicitation and confidentiality agreements in certain situations; and (iii) the grant of certain stock options in Holdings; and other terms and conditions of Mr. Page's employment.

   Compensation of Directors

    The Company reimburses directors for out-of-pocket expenses incurred by them in connection with services provided in such capacity. Mr. Myers receives a quarterly payment of $7,500. Mr. Friedman receives a quarterly payment of $3,500 and a payment of $1,000 per Board of Directors Meeting. In addition, on May 12, 1999, Mr. Friedman was awarded a stock option grant to purchase .88 shares at $12,500 per share, which vests 25% a year over four years.

   Compensation Committee Interlocks and Insider Participation

    No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosures pursuant to Item 404 of Regulation S-K. In fiscal 1999, no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee or on the Company's Board of Directors.

    The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per annum for the first two years of the term of the management agreement and $500,000 per annum thereafter, and will be reimbursed for certain out-of-pocket expenses.

Report of the Compensation and Benefits Committee

    The Compensation Committee of the Board of Directors, comprised of the undersigned non-employee directors of the Company, has the responsibility for determining compensation plans for all executive officers. Any recommendations are submitted to the full Board of Directors for approval.

    The Committee has adopted a policy that the Company's executive compensation plan should have three principal components:

    -   Competitive base salaries.  In order to attract and retain high-
	       quality management the Company should offer appropriate salaries commensurate with skills and experience. The Committee considers recommendations by the Chief Executive Officer in determining other executive base salaries, as well as information on industry practice.

    - A short term bonus plan. To encourage and reward near-term improvements in the Company's performance, the Committee determined to offer an annual bonus plan based on EBITDA objectives. "EBITDA" represents net income plus: (i) net interest; (ii) income taxes; and (iii) depreciation and amortization including amortization of start-up costs. The Committee believes EBITDA is an important measure in determining the value of a privately-held company. Provision also has been made for discretionary bonuses in certain situations.

    - A long-term incentive plan. The Committee determined to establish a long-term incentive plan to accomplish the following objectives:

          -      reward sustained performance;
          -      balance short-term and long-term focus;
          -      attract and retain qualified management;
          -      build executive equity ownership;
          -      align executive and ownership interest; and
          -      minimize adverse financial statement impact of awards.

    To these ends, the Committee determined that stock option awards are effective in accomplishing the desired objectives.

    The Committee is responsible for reviewing and recommending base salary changes for executive officers. Effective with the completion of the Recapitalization, Mr. Page was appointed Chief Executive Officer, and a compensation package was determined based upon industry averages, the size of the Company and Mr. Page's industry experience. In addition, the existing Vice President, Legal, Secretary and General Counsel and the newly hired Chief Financial Officer's compensation was determined by considering market data for each officer's position, level of responsibility, experience and, past performance, as applicable.

    The executive short-term bonus plan for fiscal 1999 was based upon an EBITDA target which when met would pay a pre-determined bonus to each executive officer.

    The Committee also recommends awards under the Company's non-qualified stock option plan. On May 12, 1999, stock option grants totaling 40.7 shares were made to the Chief Executive Officer, the two named executive officers and certain other key employees. These grants reflect an exercise price of $12,500 per share, which was determined to be the fair market value at the date of grant as required by the Stock Option Plan.

    Federal income tax legislation has limited the deductibility of certain compensation paid to the Chief Executive Officer and covered employees to the extent the compensation exceeds $1,000,000. Performance-based compensation and certain other compensation, as defined, is not subject to the deduction limitation of this section 162(m) regulation. It is not currently anticipated that any covered employee would earn annual compensation in excess of the $1,000,000 definition under existing or proposed compensation plans. The Company continually reviews its compensation plans to minimize or avoid potential adverse effects of this legislation. The Committee will consider recommending such steps as may be required to qualify annual and long-term incentive compensation for deductibility if that appears appropriate at some time in the future.


                                 Members of the Compensation and
                                  Benefits Committee



                                 David S. Lobel, Chairman

                                 Michael J. Myers

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

    100% of the outstanding stock of the Company is owned by Roma Restaurant Holdings, Inc. which, as of March 28, 1999, was owned 22.2% by Sentinel Capital Partners, 44.0% by Sentinel Capital Partners II, 20% by NPC International, Inc. and the remaining 13.8% by unrelated third parties. The address of Sentinel Capital Partners is 777 Third Avenue, 32nd Floor, New York, New York 10017 and the address of NPC International, Inc. is 14400 College Blvd., Lenexa, Kansas 66762.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Transition Services Agreement

    The Company entered into the Transition Service Agreement whereby
   NPC will continue to provide administrative services to the Company for an initial fee of $16,000 per week for a period of up to one year. Services provided will include accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS System. Effective March 29, 1999, the Company amended the contract whereby services will continue through July 2001 with a weekly base service fee of $14,300 during fiscal 2000, $15,000 during fiscal 2001, and $15,750 during fiscal 2002. In addition to the base fee, an incremental weekly fee shall be paid for each restaurant opened on or after March 29, 1999 in the amount of $160 for fiscal 2000, $170 for fiscal 2001 and $180 for fiscal 2002.

   Payment of Certain Fees and Expenses

    The Company reimburses Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per annum for the first two years of the term of the management agreement and $500,000 per annum thereafter, and will be reimbursed for certain out-of-pocket expenses.


                               PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

   The following documents are filed as part of this report:

   (1) Financial Statements:

          The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

   (2)    Financial Statement Schedules:

          All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

   (3)    Exhibits:

          The exhibits listed on the accompanying index to exhibits at page 22 are filed as part of this Report.

   (4)    Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended March 28, 1999.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, the State of Texas, on June 24, 1999.

                             By: /s/ Robert B. Page
                                 -------------------
                                 Name: Robert B. Page
                                 Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Robert B. Page and Susan R. Holland and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

     Signature                Title                       Date
    /s/ Robert B. Page       Chief Executive Officer     June 24, 1999
    -------------------       and Director (principal
     Robert B. Page           executive officer)

   /s/ Susan R. Holland     Vice President, Finance       June 24, 1999
    --------------------      and Chief Financial Officer,
      Susan R. Holland         (principal financial officer
                                    and accounting officer)

    /s/ David S. Lobel       Chairman of the Board        June 24, 1999
    --------------------      of Directors
     David S. Lobel

    /s/ Eric D. Bommer       Director                      June 24, 1999
    ---------------------
      Eric D. Bommer

    /s/ Philip Friedman      Director                      June 24, 1999
   -----------------------
      Philip Friedman

   /s/ John J. McCormack    Director                      June 24, 1999
    ----------------------
     John J. McCormack

   /s/ Michael J. Myers     Director                      June 24, 1999
   --------------------
    Michael J. Myers

                       EXHIBITS INDEX



   Exhibit
   Number                           Description
    2.1   Recapitalization Agreement dated April 24, 1998 by and
          among the Company, NPC International, Inc., NPC Restaurant Holdings, Inc. and Sentinel Capital Partners, L.P.
    2.2   Assignment Agreement dated July 1, 1998 by and among
          Sentinel, Sentinel Capital Partners II, L.P. ("Sentinel
          II"), Omega Partners, L.P. ("Omega"), Provident Financial Group, Inc. ("Provident"), Travelers Casualty and Surety Company ("Travelers I"), The Travelers Insurance Company ("Travelers II"), The Travelers Life and Annuity Company ("Travelers III") and the Phoenix Insurance Company ("Phoenix", and together with Sentinel II, Omega,
          Provident, Travelers I, Travelers II, and Travelers III,
          the "Assignees") . . . . . . . . . . . . . . . . . .
    3.1   Certificate of Incorporation of the Company . . . . . .
    3.2   By-laws of the Company. . . . . . . . . . . . . . . . .
    10.1   Indenture dated as of July 1, 1998 between the Company,
          the Guarantors named therein and United States Trust
          Company of New York. . . . . . . . . . . . . . . . .
    10.2 Purchase Agreement dated as of June 26, 1998 among the Company, Salomon Brothers Inc. and Schroder & Co. Inc. .
    10.3   Registration Rights Agreement dated as of July 1, 1998
           among the Company, the Guarantors named therein, Salomon Brothers, Inc. and Schroder & Co. Inc.
    10.4   Stockholders Agreement dated as of July 1, 1998 by and
           among the Company, the Assignees and Holdings .  .
    10.5   Registration Rights Agreement dated July 1, 1998 by and
           among the Company, NPC Restaurant Holdings, Inc., Sentinel Capital Partners L.P., Sentinel Capital Partners II, L.P., Omega Partners, L.P., Provident Financial Group, Inc., Travelers Casualty and Surety Company, Travelers Insurance Company, The Travelers Life and Casualty and The Phoenix
           Insurance Company . . . .. . . . .
    10.6 Transitional Financial and Accounting Services Agreement dated as of July 1, 1998 by and among NPC Management, Inc.
           and the Company . . . . . .  . . . . . . . . . . . . . .
    10.7   Management Services Agreement dated as of July 1, 1998 by
           and among the Company and Sentinel . . . . . . . . .
    10.8 Credit Agreement dated as of July 1, 1998 by and among the Company, Roma Systems, Inc., Roma Franchise Corporation,
           Roma Holdings, Inc., Roma Dining LP, The Provident Bank
           and various lenders described therein. . . . . . . .
    10.9 Management Agreement dated as of July 1, 1998 by and among the Company and Robert B. Page
    10.9a Amended and Restated Accounting and Management Information Services Agreement dated January 20, 1999 . .
   *10.10  Amended Management Agreement dated as of May 12, 1999 by and among the Company and Robert B. Page . . . . . .
   *10.11  Letter of employment and agreement dated as of July 13,
           1998 by and among the Company and Susan R. Holland
    10.12  Letter of commitment dated September 4, 1998 to the
           Company from CAPTEC Financial Group, Inc.. . . . . .
     21.1  Subsidiaries of the Issuer. . . . . . . . . . . . . . .
     27.1  Financial Data Schedule . . . . . . . . . . . . . . . .
   _____________
         Filed as an exhibit to the Company's Form S-4, and incorporated herein by reference.
   *  Management contract for compensation plan or arrangement.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Pages
    Audited Consolidated Financial Statements:

      Report of Independent Auditors                     F-2

      Consolidated Balance Sheets -Assets
         As of March 28, 1999 and March 29, 1998          F-3

      Consolidated Balance Sheets - Liabilities and
          Stockholder's Equity (Deficit)
           As of March 28, 1999 and March 29, 1998        F-4

      Consolidated Statements of Income
        For the fiscal years ended March 28, 1999,
           March 29, 1998 and March 23, 1997              F-5

      Consolidated Statements of Changes in Stockholder's
      Equity (Deficit)
         For the fiscal years ended March 28, 1999,
           March 29, 1998 and March 23, 1997              F-6

      Consolidated Statements of Cash Flows
         For the fiscal years ended March 28, 1999,
          March 29, 1998 and March 23, 1997               F-7

      Notes to Consolidated Financial Statements          F-8




               REPORT OF INDEPENDENT AUDITORS



   The Board of Directors
   Romacorp, Inc. and Subsidiaries

       We have audited the accompanying balance sheets of Romacorp, Inc. and Subsidiaries (the Company) as of March 28, 1999, and March 29, 1998 and the related statements of income, changes in stockholder's equity (deficit), and cash flows for each of the three fiscal years in the period ended March 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Romacorp, Inc. and Subsidiaries at March 28, 1999, and March 29, 1998 and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 1999, in conformity with generally accepted accounting principles.



                                          Ernst & Young LLP


   Kansas City, Missouri
   April 28, 1999

              ROMACORP, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
                           ASSETS



                                           March 28,   March 29,
                                              1999        1998
                                             --------   --------
                                            (Dollars in thousands)

   Current Assets:
   Cash and cash equivalents.....             $ -            $ -
   Accounts receivable, net.............      1,637        1,351
   Inventories of food and supplies.........  3,051        1,509
   Deferred income tax asset...........         217          583
   Prepaid expenses.........                  1,059          583
   Preopening costs.................            777          466
   Other current assets.........                 14           22
                                              -----       ------
   Total current assets........               6,755        4,514


   Facilities and equipment, net...          57,046       52,600
   Notes receivable, net..............          719          757
   Goodwill, net of accumulated amortization
    of $5,184 and $4,450, respectively....   13,792       14,526
   Deferred income tax asset.........         1,642        1,423
   Other assets.............                    792          927
   Debt issuance costs, net of accumulated
    amortization of $337...............       3,289            -
                                              ------       ------
   Total assets........                      $84,035      $74,747
                                              ======       ======



   The accompanying notes are an integral part of these consolidated financial statements
              ROMACORP, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS   (Continued)
       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)



                                            March 28,   March 29,
                                                1999     1998
                                            ---------   --------
                                           (Dollars in thousands)
   Current Liabilities:
   Accounts payable.............              $2,651       $1,094
   Accrued interest...............             2,291           28
   Current portion of closure reserve           100           100
   Checks written in excess of cash             296           113
   Other accrued liabilities........          5,565         4,560
   Current portion of long-term debt              -           444
                                              ------       ------
      Total current liabilities               10,903        6,339

   Senior notes................               75,000            -
   Long-term debt..................            5,290          889
   Closure reserve...............                309          443
   Payable to affiliate                            -       34,384
   Long-term insurance reserves.......         1,200        1,400

   Stockholder's Equity (Deficit):
   Common stock, 2,000 shares authorized,
      100 shares issued and outstanding            -            -
   Paid-in capital..........                  66,469       17,444
   Retained earnings (deficit):
       Dividend to Holdings......            (75,351)           -
       Other.....................                215       13,848
                                             -------      -------
         Total...............                (75,136)      13,848
                                             -------      -------
         Total stockholder's equity (deficit) (8,667) 31,292 Total liabilities and stockholder's
          equity (deficit)............       $84,035      $74,747
                                             =======      =======


   The accompanying notes are an integral part of these consolidated financial statements
              ROMACORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME


                                   For the Fiscal Year Ended
                                    March 28,   March 29,    March 23,
                                         1997        1998      1997
                                        -----     -------     -------
                                (Dollars in thousands)

   Net restaurant sales........       $93,213     $86,408    $68,778
   Net franchise revenues........       8,723       8,482      8,526
                                       ------      ------     ------
     Total revenues.........          101,936      94,890     77,304
                                       ======      ======     ======
   Cost of sales.................      31,399      29,011     22,921
   Direct labor...............         28,836      26,694     21,461
   Other......................         21,819      21,038     16,645
   General and administrative expenses  9,415      9,264       9,276
                                       ------      ------     ------
      Total operating expenses....     91,469      86,007     70,303
                                       ------      ------     ------

   Operating income.............       10,467       8,883      7,001
   Other income (expense):
      Interest expense.........       (8,147)     (2,412)    (1,550)
      Miscellaneous..............         266          9         42
                                       ------      ------     ------
        Income before income taxes..    2,586      6,480       5,493
   Provision (benefit) for income taxes:
      Current.........                    778      3,138         731
      Deferred............                147       (823)      1,286
                                       ------      ------     ------
                                          925       2,315      2,017
                                       ------      ------     ------
   Net income.............             $1,661     $4,165      $3,476
                                       ======      ======     ======




   The accompanying notes are an integral part of these consolidated financial statements


                  ROMACORP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)



                                              Additional
                               Common Stock     Paid-In   Retained
                               Shares  Amount   Capital  Earnings  Total

   Balances at March 24, 1996   100      $-     $17,444   $6,207  $23,651
   Net earnings                                            3,476    3,476
                               ------   -----    ------   ------   ------
   Balances at March 23, 1997   100       -      17,444    9,683   27,127
   Net earnings                                            4,165    4,165
                               ------   ------   ------   ------   ------
   Balances at March 28, 1998   100        -     17,444   13,848   31,292
   Net earnings from March 29,
       1998 to June 28, 1998                               1,446    1,446
   Payable to affiliate
       contributed to capital    -         -      33,731       -   33,731
                               ------   ------    ------   ------  ------
   Balance at June 28, 1998     100        -      51,175   15,294  66,469
   Contribution of Holdings net
     assets to Romacorp, Inc.
           (Note 1)               -        -      66,469        -  66,469
   Dividend to Holdings           -        -          -   (75,351)(75,351)
   Net earnings from June 29,
    1998 to March 28, 1999        -        -          -       215     215
                               ------   ------    ------   ------  ------
   Balances at March 28, 1999    100      $-     $66,469 $(75,136)$(8,667)
                               ======   ======    ======   ======  =======




   The accompanying notes are an integral part of these consolidated financial statements


                 ROMACORP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Fiscal Year Ended
                                         March 28,  March 29,  March 23,
                                             1999       1998     1997
                                           ------     ------     ------
                                             (Dollars in thousands)
   Operating Activities:
   Net income....................          $1,661     $4,165     $3,476
   Non-cash items included in net income:
      Depreciation and amortization.....    5,750      5,260      3,808
      Amortization of pre-opening costs.      920      1,937      1,617
      Amortization of debt issuance costs     337          -         -
      Deferred income taxes.........          147       (823)     1,286
   Change in assets and liabilities:
      Accounts receivable, net.......        (286)       122       (559)
      Notes receivable, net.........            -         57         27
      Inventories of food and supplies..   (1,542)      (848)     1,435
      Preopening costs................     (1,231)    (1,169)    (2,095)
      Other current assets............       (468)       (71)      (140)
      Accounts payable...............       1,557        239        139
      Accrued interest...............       2,263        (18)       (18)
      Other accrued liabilities......         868      1,023        440
      Other.......................           (132)         -          -
                                           ------     ------      ------
         Net cash flows provided by
           operating activities.            9,844      9,874      9,416
                                           ------     ------     ------
   Investing Activities:
   Capital expenditures ...........      (15,067)    (10,610)   (23,835)
   Changes in other assets, net.......        98         (76)      (923)
                                         -------     -------     -------
   Net cash flows used by investing
         activities..                    (14,969)    (10,686)   (24,758)
                                         -------     -------    -------
   Financing Activities:
   Senior Notes....................      75,000           -          -
   Dividend to Holdings...........      (75,351)          -          -
   Net borrowings under line-of-credit
        agreement....                     5,290           -          -
   Debt issuance costs........           (3,626)          -          -
   Payments of debt.................     (1,333)       (444)      (711)
   Proceeds from sale of assets......     5,445           -          -
   Chng in checks written excess of cash    183        (294)       305
   Net change in payable to affiliate      (483)      1,550     15,748
                                        -------     -------    -------
    Net cash flows provided by
    financing activities.....             5,125         812     15,342
   Net Change in Cash and Cash Equivalents    -           -          -
   Cash and Cash Equivalents At Beginning
         of Year                              -           -          -
                                         ------      ------      ------
   Cash and Cash Equivalents At End
            of Year                          $-          $-         $-
                                         =======    =======     =======

   Supplemental cash flow information:
      Cash paid for interest             $4,919        $278       $178
                                        =======     =======     =======
    Cash paid for income taxes              $10          $-         $-
   		                                   =======     =======     =======

   The accompanying notes are an integral part of these consolidated financial statements


              ROMACORP, INC AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1) Organization, Operation and Basis of Presentation

     The consolidated financial statements reflect the financial information of Romacorp, Inc. and Subsidiaries through June 28, 1998, the effective date of the Recapitalization (See Note 2). On that date, the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. (Holdings) and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp Operating Corporation, whose name was then changed to Romacorp, Inc. Subsequent to June 28, 1998, the consolidated financial statements reflect the financial information of the newly-created Romacorp, Inc. and subsidiaries (the Company) and include the Company's operation of its owned restaurants and franchise revenue from franchisees' use of trademarks and other proprietary information in the operation of Tony Roma's restaurants. The Company maintains its corporate office in Dallas, Texas, and through its subsidiaries provides menu development, training, marketing and other administrative services related to the operation of the Roma Concept. All intercompany transactions between Romacorp, Inc. and its Subsidiaries have been eliminated.

   (2)  Recapitalization

      The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. (NPC). On April 24, 1998, Holdings, NPC and Sentinel Capital Partners, L.P. executed a recapitalization agreement ("The Recapitalization") effective June 28, 1998 related to the Company. Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. (Holdings) and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. Prior to the Recapitalization, Romacorp was a wholly-owned subsidiary of NPC. In the Recapitalization, Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel through certain affiliates (Sentinel) held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes were issued by the Company. The Company paid Holdings a dividend of $75,300,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of Romacorp, Inc. retaining their historical value.

   (3) Summary of Significant Accounting Policies

        Fiscal Year   The Company operates on a 52 or 53 week fiscal year
   ending on the last Sunday before the last Tuesday in March. The fiscal years ended March 28, 1999, and March 23, 1997 each contained 52 weeks. The fiscal year ended March 29, 1998 contained 53 weeks.

     Cash Equivalents   For purposes of the Consolidated Statements of Cash
   Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. For each period presented, substantially all cash was in the form of depository accounts.

     Inventories   Inventories of food and supplies are valued at the lower
   of cost (first-in, first-out method) or market.

      Pre-opening Costs   The Company amortizes pre-opening costs, which
   principally represent the cost of hiring and training new personnel, over a period of one year commencing with the restaurant's opening.

      Facilities and Equipment - Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture and equipment. Leasehold improvements are amortized on the straight-line method over the life of the lease or the life of the improvements whichever is shorter. Interest is capitalized with the construction of new restaurants as part of the asset to which it relates. Interest capitalized during 1999, 1998 and 1997 was $116,000, $332,000 and $339,000, respectively.

      Long-lived Assets - The majority of the Company's long-lived assets held for continuing use are evaluated for potential impairment on a store-by-store basis. Assets held for sale are stated at estimated fair value.

     Goodwill - Goodwill represents the excess of cost over the identifiable net assets acquired and is amortized on the straight-line method over periods ranging from 25 to 40 years.

      Franchise Revenue - The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales, in return for operational support, product development, marketing programs and various administrative services. Royalty revenue is recognized on the accrual basis, although initial fees are not recognized until the franchisee's restaurant is opened. Fees for granting exclusive development rights to specific geographic areas are recognized when the right has been granted and cash received is non-refundable. Net franchise revenue is presented net of direct expenses, which include labor, travel and related costs of Franchise Business Managers, who operate as liaisons between the franchise community and the franchisor. Direct costs also include bad debt expense, and opening costs consisting primarily of training expenses. Franchisees also participate in national and local marketing programs, which are managed by the Company. The related funding for these programs is separate and not included in the accompanying financial statements.

       Fair Value of Financial Instruments - As of March 28, 1999 and March 29, 1998, the fair value of the Company's financial instruments, including cash equivalents, approximates their carrying value.

     Income Taxes - The Company's results prior to June 28, 1998, are included in the consolidated federal income tax return of NPC International, Inc. As a result of the Recapitalization (see Note 2), the Company began filing its own federal income tax return subsequent to June 28, 1998. The provisions for income taxes, reflected in the accompanying statements, were calculated for the Company on a separate return basis. The provisions for income taxes include taxes that are deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. Deferred taxes arise principally from the use of different depreciation methods and lives for tax purposes, and the deferral of tax deductions for the insurance and closure reserves accrued for financial statement purposes.

     Insurance Reserves -The Company is self-insured for certain risks and is covered by insurance policies for other risks. The Company maintains reserves for their policy deductibles and other program expenses using case basis evaluations and other analyses. The reserves include estimates of future trends in claim severity and frequency, and other factors, which could vary as claims, are ultimately settled. Reserve estimates are continually reviewed and adjustments are reflected in current operations. Changes in deductible amounts could impact both the establishment of future reserves and/or the rate of premiums incurred.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Advertising Costs - Advertising costs are expensed as incurred. The Company incurred approximately $2,700,000, $2,700,000, and $2,130,000 of such costs in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

      Recently Issued Accounting Standards - In April 1998, Statement of Position (SOP) 98-5 Accounting for Costs of Start-up Activities was issued. The SOP requires the Company to expense pre-opening costs as incurred and to report the initial adoption as a cumulative effect of a change in accounting principle as described in APB No. 20, Accounting Changes, during the first quarter of its fiscal year 2000. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Company's pre-opening costs. This change will also result in the discontinued amortization of pre-opening cost expense in subsequent periods. At March 28, 1999, the balance of pre-opening costs was $777,000.

   (4)  Accounts Receivable
        Accounts receivable consists of the following:

                                         March 28,   March 29,
                                            1999        1998
                                        (Dollars in thousands)

      Franchise receivables.......        $1,303      $1,324
      Other receivables...........           408         299
                                         -------     -------
                                           1,711       1,623
   Allowances for doubtful accounts...       (74)       (272)
                                         -------     -------
        Net receivables............       $1,637      $1,351
                                         =======     =======

      Franchise receivables represent royalties due based on a percent of sales at the franchisees' Tony Roma's restaurants, and for other services provided, and fees assessed in accordance with the franchise agreement. Other receivables include amounts due for the sale of raw materials, principally ribs, which the Company has sold from its supply to franchisees. Other receivables also includes "banquet" sales to significant individual customers and other miscellaneous items.

      The Company generally does not require collateral on the accounts, but has the right to terminate the franchise agreement in the event the royalties becomes uncollectible.

   (5) Facilities and Equipment
       Facilities and equipment consists of the following:

                                  Estimated    March 28,  March 29,
                                 Useful Life     1999       1998
                                 ----------   ---------   ---------
                                            (Dollars in thousands)
    Land....................                   $14,371    $12,057
    Buildings................   15-30 years     26,374     26,790
    Leasehold improvements.....  5-20 years     12,050     11,785
    Furniture and equipment....  3-10 years     17,112     14,898
    Construction in progress....                 4,756      1,472
                                              --------   --------
                                                74,663     67,002
                                              --------   --------
    Less accumulated depreciation and
        amortization.....                      (17,617)   (14,402)
                                              --------   --------
   Net facilities and equipment                $57,046    $52,600
                                              ========   ========

   (6) Accrued Liabilities
    Accrued liabilities consists of the following:

                                        March 28,     March 29,
                                           1999         1998
                                        --------      --------
                                        (Dollars in thousands)
   Compensation and related taxes         $2,098       $1,438
   Insurance claims and administration...    812        1,161
   Taxes other than income and payroll....   961        1,052
   Gift certificates.............            595          313
   Other.........................          1,099          596
                                         --------    --------
      Total accrued liabilities........   $5,565       $4,560
                                         ========    ========

(7) Income Taxes

    The provision (benefit) for income taxes consisted of the following:

                                     For the Fiscal Year Ended
                                  March 28,    March 29,  March 23,
                                    1999         1998       1997
                                   --------    --------   --------
   (Dollars in thousands)
   Current:
      Federal..............          $533       $2,755      $330
      State......................      25           99        49
      Foreign................         220          284       352
                                  -------      -------    -------
                                      778        3,138       731
                                  -------      -------    -------
   Deferred:
      Federal...................      147        (723)       581
      State......................       -         (26)        86
      Foreign...............            -         (74)       619
                                  -------      -------   -------
                                      147        (823)     1,286
                                  -------      -------   -------
   Provision for income taxes..   $   925       $2,315    $2,017
                                  =======      =======   =======

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                   For the Fiscal Year Ended
                                  March 28,   March 29,    March 23,
                                    1999        1998        1997
                                  -------      -------    -------
                                       (Dollars in thousands)
   Tax computed at statutory rate   $902       $2,268      $1,923
   Goodwill amortization.........    244          249         242
   Tax credits................      (264)        (372)       (309)
   State taxes, net of federal
        effect, and other.            43          170         161
                                 -------       -------     -------
   Provision for income taxes      $ 925        $2,315     $2,017
                                 =======       =======     =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                             March 28,   March 29,
                                                1999        1998
                                              --------    --------
   Deferred tax assets:                        (Dollars in thousands)
      Insurance reserves...........               $551        $926
      Closure reserves..............               139         192
      Accrued vacation...............              199         245
      Depreciation.................                700         507
      Allowance for doubtful accounts....           25          97
      Other, net....................               509         204
                                                ------      ------
             Total deferred tax assets....       2,123       2,171
                                               -------      ------
   Deferred tax liabilities:
      Pre-opening expenses.......                  264         165
   Net deferred tax assets.........              1,859       2,006
      Current....................                  217         583
                                               -------     -------
      Non-current.............                  $1,642      $1,423
                                               =======     =======

     A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes, based on the expected timing of the reversal of the future taxable temporary differences that no valuation allowance is necessary.

   (8)  Senior Notes

     Senior notes are comprised of $75.0 million in notes issued in conjunction with the Recapitalization on June 28, 1998. Interest on the notes accrue from the date of issuance and are payable in arrears on January 1 and July 1 of each year commencing January 1, 1999, at the rate of 12% per annum. The notes will mature on July 1, 2006. As of March 28, 1999, the fair value of the notes as estimated to be in the range of approximately $72 million to $73.5 million based on the quoted market rates for the debt.

(9)  Long-term Debt and Payable to Affiliate

     Long-term debt as of March 28, 1999 consists of a note payable to a bank under a $15 million revolving credit facility which is secured by substantially all of the assets of the Company, and bears interest at the Company's option of prime rate or up to LIBOR plus 2.25%. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR or monthly for prime rate advances.
   In addition, a commitment fee based on an annual rate of .375% is payable monthly on all unused commitments.

     In addition to the credit facility, the Company obtained two commitments from a financial group. One is a commitment to purchase, at the Company's option, 11 restaurants not to exceed $1.75 million each or $19.3 million in aggregate and subsequently enter into a lease agreement with the Company as lessee. The lease agreement provides for a minimum annual rent of 10% of the purchase price which will increase 6% on the third anniversary of the lease and 6% every three years thereafter. Payments are to be made monthly. The lease term will be for 15 years with two five year renewal options of five years each. The minimum annual rent for the renewal option periods will be set at fair market value. The second commitment, a Leasehold Mortgage Loan Commitment provides for the funding of the construction of 11 restaurants on leased land, not to exceed $1.0 million each or $11.0 million in aggregate, at a rate of 450 basis points over the then existing rate of fifteen year United States Treasuries with an amortization period of 15 years and payments to be made monthly. Both commitments expire June 30, 2000. As of March 28, 1999, three sale leasebacks had been completed for $5.5 million.

     Long-term debt as of March 29, 1998, consisted of a note payable to a former franchisee. As part of the Recapitalization transaction, this note was paid in full. In addition, in conjunction with the Recapitalization, $33,887,000 in payable to affiliate was contributed to capital.

   (10)   Commitments

     The Company leases certain restaurant equipment and buildings under operating leases. Rent expense for the fiscal years 1999, 1998, and 1997 was $3,879,000, $3,879,000, and $3,412,000 respectively, including additional rentals of approximately $724,000 in 1999, $712,000 during 1998, and $687,000 during 1997 which are based upon a percentage of sales in excess of a base amount as specified in the lease. The majority of the Company's leases contain renewal option(s) for 5 to 10 years. Renewal of the remaining leases is dependent on mutually acceptable negotiations.

     At March 28, 1999, minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

     Fiscal Year                  (Dollars in thousands)
     2000.............                          $3,116
     2001.....................                   2,942
     2002..........................              2,760
     2003.............................           2,645
     2004...............................         2,394
     Thereafter                                 15,831
                                              --------
                                               $29,688
                                              ========

   (11)  Stock Option Plan

         Holdings has a stock option plan (the "Stock Plan"), which reserved for grant 44.4 shares to certain key employees and/or directors of the Company. The stock options granted under the stock plan are non-qualified options for federal income tax purposes. As of March 28, 1999, no options have been granted.

   (12)  Summarized Financial Information

         Summarized financial information for Romacorp Inc., excluding the assets, liabilities, and operations of its wholly-owned subsidiaries, is as follows (in thousands):


                                    For the Fiscal Year Ended
                                   March 28,   March 29,   March 23,
                                    1999        1998        1997
                                 --------    --------     --------
   Total revenues....             $93,213      $86,408     $68,778
   Total operating expenses..      92,120       86,496      67,829
   Operating income (loss)..        1,093         (88)         949
   Loss before income taxes.        7,987        3,147       1,040
   Net loss.........                5,210        2,093         771

                                 March 28,   March 29,    March 23,
                                   1999         1998        1997
                                 --------     --------     --------
   Current assets...........      $ 6,388      $ 3,275     $ 3,348
   Noncurrent assets......         88,421       74,957      64,654
   Current liabilities......        2,183        1,641       5,812
   Noncurrent liabilities...      101,293       45,299      51,448

   (13)    Related Party Transactions

    The Company entered into a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") whereby NPC will continue to provide administrative services to the Company for an initial fee of $16,000 per week for a period of up to one year. Services provided will include accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System").
   As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS System. Effective March 29, 1999, the Company amended the contract whereby services will continue through July 2001 with a weekly base service fee of $14,300 during fiscal 2000, $15,000 during fiscal 2001, and $15,750 during fiscal 2002. In addition to the base fee, an incremental weekly fee shall be paid for each restaurant opened on or after March 29, 1999 in the amount of $160 for fiscal 2000, $170 for fiscal 2001 and $180 for fiscal 2002.

    The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per annum for the first two years of the term of the management agreement and $500,000 per annum thereafter, and will be reimbursed for certain out-of-pocket expenses.