Form 10-Q
period 1999-06-27
ROMACORP INC
filed 1999-08-11
CIK 1067457

August 11, 1999




    Securities and Exchange Commission
    450 Fifth Street, N.W.
    Room 1004
    Judiciary Plaza
    Washington, D.C.  20549


    RE: Romacorp, Inc. 10-Q for First  Quarter Ended June 27, 1999


    Gentlemen:

    We are transmitting electronically the Form 10-Q for Romacorp, Inc. for the first quarter ended June 27, 1999.


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

    For the quarterly period ended   June 27, 1999


                                OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______  to ________


    Commission file number:  333-62615


                            ROMACORP, INC.
                      ------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                         13-4010466
       ------------------                                --------------
    (State or other jurisdiction of incorporation        (I.R.S. Employer
       or organization)                                 Identification No.)

                   9304 Forest Lane, Suite 200, Dallas, Texas 75243
                   -------------------------------------------------
                     (Address of principal executive offices)

                                (214) 343-7800
                      --------------------------------------
               (Registrant's telephone number, including area code)

                  --------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X       No


                 COMMON SHARES OUTSTANDING AT AUGUST 6, 1999:
                   COMMON STOCK  100 SHARES, $.01 PAR VALUE



                  ROMACORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                            ASSETS


                                                      June 27,   March 28,
                                                       1999        1999
  								                                             -------    -------
                                                   (Dollars in thousands)
                                                   (Unaudited)
  Current Assets:
     Cash and cash equivalents............              $519       $ --
     Accounts receivable, net.............             1,168      1,637
     Inventories of food and supplies................. 2,884      3,051
     Deferred income tax asset.......................    661        217
     Prepaid expenses...............                     863      1,059
     Preopening expenses.............                      -        777
     Other current assets......................           23         14
                                                      ------     ------
          Total current assets...............          6,118      6,755


  Facilities and equipment, net........               56,031     57,046
  Notes receivable, net..................                715        719
  Goodwill, net of accumulated amortization of
   $5,367 and $5,184, respectively................... 13,609     13,792
  Deferred income tax asset............                1,581      1,642
  Other assets......................................     787        792
  Debt issuance costs, net of accumulated amortization
     of $418 and $337, respectively................    3,208      3,289
                                                      ------     ------
      Total assets........................           $82,049    $84,035
                                                      ======     ======



  The accompanying notes are an integral part of these consolidated financial statements



                ROMACORP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS   (Continued)
             LIABILITIES AND STOCKHOLDER'S EQUITY



                                                  June 27,    March 28,
                                                   1999         1999
                                                 --------     --------
                                                 (Dollars in thousands)
                                                (Unaudited)
  Current Liabilities:
      Accounts payable........................     $2,300      $2,651
      Accrued interest........................      4,507       2,291
      Current portion of closure reserve...........   100         100
      Checks written in excess of cash..............   --         296
      Other accrued liabilities.................... 5,408       5,565
      Income taxes payable........................    177          --
                                                   ------      ------
           Total current liabilities...........    12,492      10,903

  Senior notes...........................          75,000      75,000
  Long-term debt.................................   1,340       5,290
  Closure reserve...................................  312         309
  Deferred gain on sale of asset...............       580           -
  Long-term insurance reserves..................... 1,200       1,200

  Stockholder's Equity (Deficit):
  Common stock, 2,000 shares authorized, 100 shares
     issued and outstanding.......................     -            -
  Paid-in capital..................................66,469       66,469
  Retained earnings (deficit):
      Dividend to Holdings....................... (75,351)     (75,351)
      Other.....................................        7          215
                                                  -------      -------
         Total...............................     (75,344)     (75,136)
                                                  -------      -------
          Total stockholder's equity (deficit)..   (8,875)      (8,667)
                                                  -------      -------
    Total liabilities and stockholder's
      equity (deficit).........................  $ 82,049      $84,035
                                                  =======      =======



  The accompanying notes are an integral part of these consolidated financial statements



              ROMACORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)

                                                   Thirteen Weeks Ended
                                                   ----------------------
                                              June 27, 1999  June 28, 1998
                                             ------------    -------------
                                                   (Dollars in thousands)

  Net restaurant sales.....................    $26,516        $  22,513
  Net franchise revenue................          2,188            2,115
                                               -------          -------
       Total revenues....................       28,704           24,628

  Cost of sales..................                8,412            7,833
  Direct labor.........................          8,174            6,800
  Other.....................................     6,184            5,282
  General and administrative expenses..........  3,059            2,018
                                               -------          -------
       Total operating expenses...............  25,829           21,933
                                               -------          -------

  Operating income.............................. 2,875            2,695
  Other income (expense):
       Interest expense......................   (2,433)            (663)
       Miscellaneous......................          28              193
                                               -------          -------
         Income before income taxes...........     470            2,225

  Provision for income taxes........               165              779
                                               -------          -------
  Net income before cumulative effect of a
   change in accounting principle...........       305            1,446

      Cumulative effect of a change in accounting
       principle ....                             (513)              -
                                                -------          -------
  Net income (loss)........................     $ (208)         $ 1,446
                                                =======          =======



  The accompanying notes are an integral part of these consolidated financial statements



                ROMACORP INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                               Thirteen Weeks Ended
                                               ---------------------
                                          June 27, 1999    June 28, 1998
                                          -------------    -------------
                                            (Dollars in thousands)
  Operating Activities:
  Net income (loss)......................       $(208)         $1,446
  Non-cash items included in net income (loss):
     Depreciation and amortization............. 1,488           1,410
     Amortization of pre-opening costs........      -             267
     Amortization of debt issuance costs.....      81               -
     Deferred income taxes................       (119)              -
     Deferred gain on sale of assets...........    (3)              -
     Cumulative effect of a change in accounting
      principle.....                              513               -
  Change in assets and liabilities:
     Accounts receivable, net.................... 469             (35)
     Inventories of food and supplies..........   167            (618)
     Preopening costs...........................    -            (103)
     Other current assets.................        187            (108)
     Accounts payable.....................       (351)             22
     Accured interest.......................... 2,216               -
     Other accrued liabilities................   (154)           (450)
     Other............................            181               7
                                              -------         -------
     Net cash flows provided by operating
      activities..............                  4,467           1,838
                                              -------         -------
  Investing Activities:
  Capital expenditures, net.................   (3,603)         (1,912)
  Changes in other assets, net...............      (4)             42
                                              -------         -------
      Net cash flows used by investing
          activities                           (3,607)         (1,870)
                                              -------         -------
  Financing Activities:
  Net borrowings under line-of-credit agreement(3,950)             -
  Proceeds from sale of assets...........       3,905              -
  Net change in payable to affiliate.....           -           (497)
  Change in checks written in excess of cash...  (296)           529
                                               ------         ------
     Net cash flows provided (used) by
      financing activities....                   (341)            32
                                              -------        -------
  Net Change in Cash and Cash Equivalents..       519              0
  Cash and Cash Equivalents At Beginning of Period  -              -
                                              -------        -------
  Cash and Cash Equivalents At End of Period.   $ 519             $0
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

     The consolidated financial statements include the accounts of its wholly owned subsidiaries. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary to fairly present the consolidated results of operations and cash flows for the interim periods ended June 27, 1999 and June 28, 1998 and the consolidated financial position as of June 27, 1999. Results for the period ended June 27, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. The notes to the audited consolidated financial statements contained in the Form 10-K should be read in conjunction with these unaudited consolidated condensed financial statements.

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

  Note 2 - Recapitalization

     The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. (NPC). On April 24, 1998, Holdings, NPC and Sentinel Capital Partners, L.P. executed a recapitalization agreement ("The Recapitalization") effective June 28, 1998 related to the Company. Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. (Holdings) and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. Prior to the Recapitalization, Romacorp was a wholly-owned subsidiary of NPC. In the Recapitalization, Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel through certain affiliates (Sentinel) held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes were issued by the Company. The Company paid Holdings a dividend of $75,351,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of Romacorp, Inc. retaining their historical value.



               ROMACORP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (Unaudited)


  Note 3 - Long-Term Debt

    Long-term debt consists of a note payable to a bank under a $15 million revolving credit facility which is secured by substantially all of the assets of the Company, and bears interest at the Company's option of prime rate or up to LIBOR plus 2.25%. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR or monthly for prime rate advances. In addition, a commitment fee based on an annual rate of .375% is payable monthly on all unused commitments.

    In addition to the credit facility, the Company obtained two commitments from a financial group. One is a commitment to purchase, at the Company's option, 11 restaurants not to exceed $1.75 million each or $19.3 million in aggregate and subsequently enter into a lease agreement with the Company as lessee. The lease agreement provides for a minimum annual rent of 10% of the purchase price which will increase 6% on the third anniversary of the lease and 6% every three years thereafter. Payments are to be made monthly. The lease term will be for 15 years with two five year renewal options of five years each. The minimum annual rent for the renewal option periods will be set at fair market value. The second commitment, a Leasehold Mortgage Loan Commitment, provides for the funding of the construction of 11 restaurants on leased land, not to exceed $1.0 million each or $11.0 million in aggregate, at a rate of 450 basis points over the then existing rate of fifteen year United States Treasuries with an amortization period of 15 years and payments to be made monthly. Both commitments expire June 30, 2000. As of June 27, 1999, five sale leasebacks had been completed for $9.5 million.

  Note 4 -  Income Taxes

    Prior to the recapitalization the Company's results were included in the consolidated federal income tax return of NPC International, Inc. Following the recapitalization, the Company will file its federal income tax return on a stand alone basis.

  Note 5 - Recently Issued Accounting Pronouncements

    Effective March 29, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5") Accounting for Costs of Start-up Activities which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a twelve month period and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $513,000 in pre-opening costs net of taxes was recorded during the first quarter as a change in accounting principle.

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


  Liquidity and Capital Resources

    The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations, two separate commitments from a financial group to purchase and leaseback up to 11 restaurant properties and to fund the construction of up to 11 restaurants on leased land, and a Revolving Credit Facility. On June 27, 1999, the Company had a working capital deficit of $6.4 million compared to a $4.1 million deficit at March 28, 1999. The increase in the deficit is primarily due to accrued interest related to the $75 million in senior notes. Like most restaurant companies, the Company is able to operate with a working capital deficit because substantially all of its sales are for cash while it generally receives credit from suppliers. Further, receivables are not a significant asset in the restaurant business and inventory turnover is rapid.

     Concurrently with the consummation of the recapitalization and the issuance of $75 million in notes, the Company entered into a Revolving Credit Facility. This facility provides for borrowings in an aggregate principal amount of up to $15 million, is a five-year facility and bears interest at a rate per annum equal (at the Company's option) to: (i) a floating rate per annum equal to the Prime Rate (as defined in the New Revolving Credit Facility); or (ii) a floating rate per annum equal to 2.25% in excess of the LIBOR Rate (as defined in the New Revolving Credit Facility). Obligations of the Company under the New Revolving Credit Facility not paid when due shall bear interest at a default rate equal to 2% in excess of the non-default interest rate. A commitment fee based on an annual rate of .375% is payable monthly on any unused portion of the commitment. As of June 27, 1999, $1,340,000 was outstanding under the facility.

    During September 1998, the Company obtained two commitments from a financial group. One is a commitment to purchase, at the Company's option, 11 restaurants not to exceed $1.75 million each or $19 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. Payments are to be made monthly. The lease term will be for 15 years with two five-year renewal options of five years each. The minimum annual rent for the renewal option periods will be set at fair market value. As of June 27, 1999, $9.5 million in those sale-leaseback transactions had been completed. The second commitment, a Leasehold Mortgage Loan Commitment, provides for the funding of the construction of 11 restaurants on leased land at a rate of 450 basis points over the then existing rate of 15-year United States Treasury Notes with an amortization period of 15 years and payments to be made monthly. Both commitments expire June 30, 2000.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  Results of Operations

    Net restaurant sales.  Net restaurant sales for the quarter ended June
  27, 1999 increased $4.0 million, or 17.8%, to $26.5 million from $22.5 million for the quarter ended June 28, 1998. This increase was due primarily to an increase in the net number of restaurants and an increase of 1.9% in same-store sales growth. There were 52 stores open as of June 27, 1999 versus 45 stores open as of June 28, 1998. During November 1998, weighted average menu prices were increased 6%.

    Net franchise revenues. Net franchise revenues increased for the quarter 3.5% to $2.2 million due to an increase in the number of franchise restaurants partly offset by a $100,000 credit recorded to bad debt expense in the previous year to reduce the allowance for doubtful accounts.

     Cost of sales. Cost of sales as a percentage of net restaurant sales decreased to 31.7% from 34.8% for the quarter primarily due to a decrease in the average price of baby-back ribs, increased menu prices and fewer promotional discounts.

     Direct labor. Direct labor as a percentage of net restaurant sales for the quarter increased from 30.2% to 30.8% due to an increase in workers' compensation and group insurance expense.

     Other. Other operating expenses as a percentage of sales remained basically stable at 23.3% of net restaurant sales versus 23.5% a year ago.

     General and administrative expenses. General and administrative expenses increased to $3.1 million for the quarter from $2.0 million a year ago, primarily due to increases in salaries related to corporate staff additions as necessary under new ownership, management fees, travel and professional fees. In addition with the adoption of SOP 98-5, the quarter included pre-opening expense of $508,000 as compared to pre-opening amortization in the previous year of $266,000.

     Interest expense. Interest expense increased $1.8 million for the quarter primarily due to interest related to the notes.

     Miscellaneous. Miscellaneous income for the previous year includes a $169,000 settlement for business interruption insurance related to a restaurant destroyed by fire.

     Effective March 29, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5") Accounting for Costs of Start-up Activities which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a twelve month period and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $513,000 in pre-opening costs net of taxes was recorded during the first quarter as a change in accounting principle.



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

    Additionally, the Company completed the process of reviewing non-information technology equipment and it is believed that any necessary upgrades or replacements will be minimal and will be funded out of existing cash flows from operations.

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



                         PART II
                      OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

           (27)  Financial Data Schedule


  (b)       Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 27, 1999.






                          SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ROMACORP, INC.


  Date: August 11, 1999                By:  /s/Susan R. Holland
                                           -------------------------
                                           Vice President, Finance
                                           & Chief Financial Officer