Form 10-Q
period 1999-09-26
ROMACORP INC
filed 1999-11-09
CIK 1067457

November 9, 1999




   Securities and Exchange Commission
   450 Fifth Street, N.W.
   Room 1004
   Judiciary Plaza
   Washington, D.C.  20549


   RE: Romacorp, Inc. 10-Q for Second Quarter Ended September 26, 1999


   Gentlemen:

   We are transmitting electronically the Form 10-Q for Romacorp, Inc. for the second quarter ended September 26, 1999.


   Sincerely,



   Susan R. Holland
   Vice President, Finance &
   Chief Financial Officer


   /ktc


   cc:    Peter Cola

                UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                        FORM 10 - Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended:    September 26, 1999

                             OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________ to _________

   Commission file number:   333-62615


                                ROMACORP, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Delaware                                         13-4010466
   --------------------------------------------        -----------------
   (State or other jurisdiction of incorporation       (I.R.S. Employer
     or organization)                                  Identification No.)


                9304 Forest Lane, Suite 200, Dallas, Texas 75243
                ------------------------------------------------
                  (Address of principal executive offices)


                                 (214) 343-7800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X      No


       COMMON SHARES OUTSTANDING AT NOVEMBER 1, 1999:
          COMMON STOCK  100 SHARES, $.01 PAR VALUE


                 ROMACORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                            ASSETS


                                                September 26,    March 28,
                                                    1999            1999
                                                 ---------       ---------
                                                    (Dollars in thousands)
                                                (Unaudited)
   Current Assets:
      Cash and cash equivalents...................  $   -       $     -
      Accounts receivable, net.....................  1,201        1,637
      Inventories of food and supplies.............. 2,686        3,051
      Deferred income tax asset.....................   497          217
      Prepaid expenses...........................    1,021        1,059
      Preopening expenses..........................      -          777
      Other current assets.......................       25           14
                                                     -----        -----
           Total current assets...................   5,430        6,755

   Facilities and equipment, net................    58,948       57,046
   Notes receivable, net..........................     711          719
   Goodwill, net of accumulated amortization
    of $5,551 and $5,184, respectively.............. 13,425      13,792
   Deferred income tax asset....................      1,895       1,642
   Other assets..............................           761         792
   Debt issuance costs, net of accumulated
    amortization of $643 and $337, respectively.....  3,095       3,289
                                                    -------     -------
       Total assets............................     $84,265     $84,035
                                                    =======     =======


   The accompanying notes are an integral part of these consolidated financial statements


                ROMACORP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS   (Continued)
              LIABILITIES AND STOCKHOLDER'S EQUITY



                                                September 26,     March 28,
                                                    1999            1999
                                                 -----------     ---------
                                                    (Dollars in thousands)
                                                 (Unaudited)
   Current Liabilities:
       Accounts payable.........................  $ 2,277       $  2,651
       Accrued interest...........................  2,287          2,291
       Current portion of closure reserve.........    100            100
       Checks written in excess of cash...........     56            296
       Other accrued liabilities................    5,584          5,565
                                                  -------        -------
          Total current liabilities............    10,304         10,903

   Senior notes...........................         75,000         75,000
   Long-term debt...........................        5,868          5,290
   Closure reserve................                    295            309
   Deferred gain on sale of asset................     571              -
   Long-term insurance reserves...................  1,200          1,200

   Stockholder's Equity (Deficit):
   Common stock, 2,000 shares authorized, 100 shares
     issued and outstanding.................            -              -
   Paid-in capital........................         66,469         66,469
   Retained earnings (deficit):
       Dividend to Holdings..................     (75,368)       (75,351)
       Other...............................           (74)           215
                                                  -------        -------
          Total.......................            (75,442)       (75,136)
                                                  -------        -------
            Total stockholder's equity (deficit).  (8,973)        (8,667)
                                                  -------        -------
       Total liabilities and stockholder's
        equity (deficit)....................      $84,265        $84,035
                                                  =======        =======



   The accompanying notes are an integral part of these consolidated financial statements

                      ROMACORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                   13 Weeks Ended       26 Weeks Ended
                                 9/26/99   9/27/98    9/26/99      9/27/98
                                 -------   -------   --------     -------
   Net restaurant sales.....     $26,651   $22,418    $53,167    $44,931
   Net franchise revenue.....      2,145     2,139      4,333      4,253
                                 -------   -------     ------     ------
        Total revenues.....       28,796    24,557     57,500     49,184

   Cost of sales.........          8,631     7,923     17,043     15,756
   Direct labor..............      8,301     7,038     16,475     13,838
   Other.............              6,585     5,532     12,769     10,811
   General and administrative
      expenses....                 2,962     2,336      6,021      4,357
                                   -----    ------     ------     ------
      Total operating expenses..  26,479    22,829     52,308     44,762

   Operating income.........       2,317     1,728      5,192      4,422
   Other income (expense):
        Interest expense.......   (2,479)   (2,438)    (4,912)    (3,101)
        Miscellaneous.........        37        23         65        217
                                   -----     -----     ------      -----
        Income (loss) before
      income taxes...........      (125)      (687)       345      1,538

   Provision (benefit) for
     income taxes........           (44)      (239)       121        540
                                 ------     ------     ------     ------
   Income (loss) before cumulative
    effect of a change in accounting
     principle.........             (81)      (448)       224        998
   Cumulative effect of a change in
     accounting principle.........    -          -       (513)         -
                                 ------     ------     ------     ------
   Net income (loss)..........   $  (81)    $ (448)    $ (289)    $  998
                                 ======     ======     ======     ======

   The accompanying notes are an integral part of these consolidated financial statements

                  ROMACORP INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                  Twenty-Six Weeks Ended
                                                 9/26/1999     9/27/1998
                                                 ---------     ---------
                                                  (Dollars in thousands)
   Operating Activities:
   Net income (loss)....................          $ (289)      $   998
   Non-cash items included in net income (loss):
      Depreciation and amortization......          3,082         2,837
      Amortization of pre-opening costs......          -           468
      Amortization of debt issuance costs.....       225           110
      Deferred income taxes............             (269)         (286)
      Cumulative effect of a change in
        accounting principle.................        513             -
      Deferred gain on sale of assets.......         (12)            -
   Change in assets and liabilities:
      Accounts receivable, net............           436           (39)
      Inventories of food and supplies.......        365        (1,045)
      Preopening costs..............                   -          (405)
      Other current assets...............             27          (416)
      Accounts payable....................          (374)         (177)
      Payroll taxes.......................             -           (18)
      Accrued interest...................             (4)        2,230
      Other accrued liabilities..........              5           452
      Other.............................               8           (20)
                                                  ------        ------
      Net cash flows provided by operating
         activities............                    3,713         4,689
                                                  ------        ------

   Investing Activities:
   Capital expenditures, net..............       (7,918)        (4,346)
   Changes in other assets, net............          10             55
                                                 ------         ------
   Net cash flows used by investing activities.. (7,908)        (4,291)
                                                 ------         ------

   Financing Activities:
      Senior Notes....................                -         75,000
      Dividend to Holdings.............             (17)       (75,337)
      Net borrowings under line-of-credit agreement 578          5,226
      Proceeds from sale of assets.........       3,905              -
      Debt issuance costs.................          (31)        (3,445)
      Payments of debt.....................           -         (1,333)
      Net change in payable to affiliate...           -           (483)
      Change in checks written in excess of cash   (240)           (26)
                                                  ------        ------
      Net cash flows provided (used) by
        financing activities............           4,195          (398)
                                                  ------        ------
   Net Change in Cash and Cash Equivalents...          0             0
   Cash and Cash Equivalents At Beginning of Period    -             -
                                                  ------        ------
   Cash and Cash Equivalents At End of Period..   $    0       $     0
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

      The consolidated financial statements include the accounts of its wholly owned subsidiaries. The consolidated financial statements and information included herein are unaudited; however, they reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the consolidated results of operations and cash flows for the interim periods ended September 26, 1999 and September 27, 1998 and the consolidated financial position as of September 26, 1999. Results for the period ended September 26, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. The notes to the audited consolidated financial statements contained in the Form 10-K should be read in conjunction with these unaudited consolidated condensed financial statements.

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


   Note 3 -  Income Taxes

      Prior to the Recapitalization the Company's results were included in the consolidated federal income tax return of NPC International, Inc.
   Following the Recapitalization, the Company will file its federal income tax return on a stand alone basis.

   Note 4 -  Recently Issued Accounting Pronouncements

      Effective March 29, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5") Accounting for Costs of Start-up Activities which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a twelve month period and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $513,000 in pre-opening costs net of taxes were recorded during the first quarter as a change in accounting principle.




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

     The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations, a commitment from a financial group to purchase and leaseback 11 restaurant properties and a Revolving Credit Facility.

      Concurrently with the consummation of the Recapitalization and the issuance of $75 million in notes, the Company entered into a Revolving Credit Facility. This facility provides for borrowings in an aggregate principal amount of up to $15 million, is a five-year facility and bears interest at the Company's option of prime rate or up to six-month LIBOR plus 2.25%. Obligations of the Company not paid when due bear interest at a default rate equal to 2% in excess of the non-default interest rate. A commitment fee of .375% is payable monthly on any unused commitments. As of September 26, 1999, $5,868,000 was outstanding under the facility.

      The commitment from the financial group to purchase and leaseback 11 restaurants includes a provision to purchase from the Company 11 restaurants not to exceed $1.75 million each or $19.25 million in aggregate and subsequently enter into a lease agreement with the Company as lessee. The lease agreement provides for minimum annual rent of 10% of the purchase price and will increase 6% on the third anniversary of the lease and 6% every three years thereafter. Payments are to be made monthly. The lease term will be for 15 years with two five year renewal options of five years each. The minimum annual rent for the renewal option periods will be set at fair market value. The commitment expires June 30, 2000. As of September 26, 1999, five sale leasebacks had been completed for $9.5 million.

      During fiscal 2000 the Company estimated total capital expenditures including on going capitalized maintenance to be approximately $20 million. The Company plans to open six to seven restaurants and fund all restaurants through the financing program described above.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Company is currently operating with a working capital deficit, which is common in the restaurant industry, since restaurant companies do not typically require a significant investment in accounts receivable or inventory. Working capital deficit increased from $4,148,000 at March 28, 1999 to $4,874,000 at September 26, 1999, primarily due to usage of ribs in storage and lower accounts receivable.

   Results of Operations

      Net restaurant sales. Net restaurant sales for the quarter ended September 26, 1999 increased $4.2 million, or 18.9% to $26.7 million from $22.4 million. This increase was primarily due to an increase in the number of restaurants. Comparable store sales were flat for the quarter. Year-to-date sales increased $8.2 million to $53.2 million or 18.3% due to a net increase in the number of stores and an increase in comparable store sales of 0.9%. There were 54 stores open as of September 26, 1999 versus 46 stores open as of September 27, 1998. During November 1998, weighted average menu prices were increased 6%.

      Net franchise revenues. Net franchise revenues increased for the quarter and year to date 0.3% to $2.1 million and 1.9% to $4.3 million, respectively, due to an increase in royalty income, partly offset by a decrease in franchise fees and an increase in receivable reserves. The net number of franchise stores increased from 152 as of September 27, 1998 to 162 as of September 26, 1999.

       Cost of sales. Cost of sales as a percentage of net restaurant sales decreased to 32.4% from 35.3% and to 32.1% from 35.1% for the quarter and year to date, respectively, primarily due to a decrease in the average price of baby-back ribs of 9% for both the quarter and year to date.

      Direct labor. Direct labor as a percentage of net restaurant sales decreased slightly for the quarter from 31.4% to 31.1% and increased for the year to date from 30.8% to 31.0%, respectively.

      Other. Other operating expenses as a percentage of net restaurant sales decreased slightly for the quarter and year to date from 12.0% to 11.7% and from 11.5% to 11.2%, respectively.

      General and administrative expenses. General and administrative expenses increased for the quarter and year to date from $2.3 million to $3.0 million and from $4.4 million to $6.0 million, respectively. These increases were primarily due to increased corporate staff and related travel and an increase in the number of field supervisors and managers in training.

      Interest expense. Interest expense for the quarter remained basically stable and increased for the year to date $1.8 million due to the $75.0 million in notes issued in conjunction with the Recapitalization.

      Miscellaneous. Miscellaneous income for the prior year's year-to-date period includes $169,000 for business interruption insurance for a restaurant destroyed by fire.

      Tax Provision. Income taxes for the quarter and year to date were consistent with the prior year at approximately 35% of pretax income.


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

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not own, nor does it have an interest in any market risk sensitive investments.


                         PART II
                     OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       (27) Financial Data Schedule


   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 26, 1999.






                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ROMACORP, INC.


   Date: November 9, 1999            By:  /s/Susan R. Holland
                                          ---------------------------
                                          Vice President, Finance &
                                          Chief Financial Officer