Form 10-Q
period 1999-12-26
ROMACORP INC
filed 2000-02-08
CIK 1067457

February 8, 2000




  Securities and Exchange Commission
  450 Fifth Street, N.W.
  Room 1004
  Judiciary Plaza
  Washington, D.C.  20549


  RE: Romacorp, Inc. 10-Q for Third Quarter Ended December 26, 1999


  Gentlemen:

  We are transmitting electronically the Form 10-Q for Romacorp, Inc. for the third quarter ended December 26, 1999.


  Sincerely,



  Richard A. Peabody
  Vice President &
  Chief Financial Officer


  /ktc


  cc:     Peter Cola

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10 - Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 26, 1999

                                OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number  333-62615


                          ROMACORP, INC.
        (Exact name of registrant as specified in its charter)

   Delaware                                                  13-4010466
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


     As of February 1, 2000, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.



                          ROMACORP, INC.
                        TABLE OF CONTENTS




PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets
           December 26, 1999 and March 28, 1999. . . . . . . . . . . . .1

        Condensed Consolidated Statements of Operations
           For the Thirteen and Thirty-Nine Weeks Ended
           December 26, 1999 and December 27, 1998 . . . . . . . . . . .3

        Condensed Consolidated Statements of Cash Flows
           For the Thirty-Nine Weeks Ended
           December 26, 1999 and December 27, 1998 . . . . . . . . . . .4

        Notes to Condensed Consolidated Financial Statements . . . . . .5

ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . .7

ITEM 3. Quantitative and Qualitative Disclosures of Market Risks . . . .10

PART II.   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  . . 11

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                 ROMACORP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)
                              ASSETS


                                                   (UNAUDITED)
                                                   December 26,      March 28,
                                                       1999            1999
                                                   -----------       --------

Current Assets:
   Cash and cash equivalents....................... $  1,245          $     -
   Accounts receivable, net........................    1,403            1,637
   Inventories of food and supplies..............      2,280            3,051
   Deferred income tax asset......................       538              217
   Prepaid expenses.......................               981            1,059
   Preopening expenses...........................          -              777
   Other current assets...........................        19               14
                                                       -----            -----
        Total current assets....................       6,466            6,755


Facilities and equipment, net.............            60,494           57,046
Notes receivable, net..........................          707              719
Goodwill, net of accumulated amortization of
   $5,734 and $5,184, respectively................    13,242           13,792
Deferred income tax asset....................          2,129            1,642
Other assets...................................          727              792
Debt issuance costs, net of accumulated amortization
   of $675 and $337, respectively.................     2,965            3,289
                                                      ------           ------
    Total assets............................        $ 86,730         $ 84,035
                                                     =======           ======


     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                 ROMACORP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED BALANCE SHEETS   (Continued)
                      (Dollars in Thousands)
               LIABILITIES AND STOCKHOLDER'S EQUITY



                                                  (UNAUDITED)
                                                 December 26,      March 28,
                                                     1999            1999
                                                 -----------        --------
Current Liabilities:
    Accounts payable.............................. $  4,158           $ 2,651
    Accrued interest...........................       4,535             2,291
    Current portion of closure reserve.............     100               100
    Checks written in excess of cash..............        -               296
    Other accrued liabilities.................        6,498             5,565
                                                     ------            ------
         Total current liabilities..............     15,291            10,903

Senior notes.................................        75,000            75,000
Long-term debt.................................       4,193             5,290
Closure reserve...................................      316               309
Deferred gain on sale of assets...................      563                 -
Long-term insurance reserves.................           700             1,200
                                                     ------            ------
         Total liabilities......................     96,063            92,702


Stockholder's Equity (Deficit):
Common stock, 2,000 shares authorized, 100 shares issued
   and outstanding...............................        -                  -
Paid-in capital..................................   66,469             66,469
Retained earnings (deficit):
    Dividend to Holdings...........................(75,368)           (75,351)
    Other.......................................      (434)               215
                                                    ------             ------
        Total................................      (75,802)           (75,136)
                                                    ------             ------
          Total stockholder's equity (deficit)..... (9,333)            (8,667)
                                                    ------             ------
    Total liabilities and stockholder's
       equity (deficit)......................     $ 86,730            $ 84,035
                                                    ======              ======


     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 ROMACORP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in Thousands)
                           (UNAUDITED)


                          Thirteen Weeks Ended       Thirty- Nine Weeks Ended
                      			 ---------------------	     -----------------------
                         December 26,  December 27,   December 26, December 27,
                             1999         1998             1999        1998
                         -----------   -----------   -----------   ----------
Net restaurant sales....  $ 25,854       $ 22,047       $ 79,021     $ 66,978
Net franchise revenue......  2,444          2,222          6,777        6,475
                            ------         ------         ------       ------
  Total revenues.........   28,298         24,269         85,798       73,453

Cost of sales...........     8,317          7,348         25,360       23,104
Direct labor............     8,296          6,935         24,771       20,773
Other.................       6,655          5,349         19,424       16,160
General and administrative
   expenses                  3,147          2,368          9,168        6,725
                            ------         ------         ------       ------
  Total operating expenses..26,415         22,000         78,723       66,762
                            ------         ------         ------       ------

Operating income.........    1,883          2,269          7,075        6,691
Other income (expense):
  Interest expense........  (2,473)        (2,557)        (7,385)     (5,658)
  Miscellaneous............     37             22            102         239
                            ------         ------         ------      ------
Income(loss) before income
	taxes...............         (553)          (266)          (208)      1,272

Provision (benefit) for income
   taxes................      (194)           (82)           (73)        458
                             ------        ------         ------      ------
Income(loss) before cumulative
 effect of a change in accounting
   principle                  (359)          (184)          (135)        814
Cumulative effect of a change in
  accounting principle....       -              -           (513)          -
                            ------         ------         ------      ------
Net income (loss).......... $ (359)       $  (184)        $ (648)      $ 814
                            ======         ======          ======     ======

      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                ROMACORP INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands)
                            (UNAUDITED)
                                                  Thirty-Nine Weeks Ended
                                                 December 26,   December 27,
          			                                        1999           1998
                                                 ------------    -----------
Operating Activities:
Net income (loss).......................           $ (648)           $ 814
Non-cash items included in net income (loss):
   Depreciation and amortization...........         4,772            4,279
   Amortization of pre-opening costs......              -              667
   Amortization of debt issuance costs.....           338              209
   Deferred income taxes.............                (544)            (427)
   Cumulative effect of a change in
      accounting principle................            513                -
   Deferred gain on sale of assets.....               (20)               -
   Loss on disposal of assets..........                12                -
Changes in assets and liabilities:
   Accounts receivable, net.............              234               46
   Inventories of food and supplies......             771           (1,103)
   Preopening costs..................                   -             (642)
   Other current assets................                73                2
   Accounts payable................                 1,507              587
   Accrued interest..............                   2,244            4,518
   Other accrued liabilities.........                 440              273
   Other...........................                    12               28
                                                   ------           ------
   Net cash flows provided by operating activities  9,704            9,251
                                                   ------           ------

Investing Activities:
Capital expenditures, net.........                (11,006)         (10,049)
Proceeds from sale of assets..............          3,905                -
Changes in other assets, net.............              83               73
                                                   ------           ------
    Net cash flows used by investing activities    (7,018)          (9,976)
                                                   ------           ------
Financing Activities:
Senior Notes...............................             -           75,000
Dividend to Holdings...........................       (17)         (75,351)
Net borrowings under line-of-credit agreement..... (1,097)           6,843
Debt issuance costs...............                    (31)          (3,467)
Payments of debt.....................                   -           (1,333)
Net change in payable to affiliate........              -             (483)
Change in checks written in excess of cash.          (296)            (113)
                                                   ------           ------
Net cash flows provided (used) by financing
 activities.................................       (1,441)           1,096
                                                   ------           ------
Net Change in Cash and Cash Equivalents...          1,245              371
Cash and Cash Equivalents At Beginning of Period...     -                -
                                                    ------          ------
Cash and Cash Equivalents At End of Period........ $ 1,245           $ 371
                                                    ======          ======

      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  ROMACORP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


Note 1 - Basis of Consolidation and Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The operating results for the three quarters ended December 26, 1999 are not necessarily an indication of the results that may be expected for the fiscal year ending March 26, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended March 28, 1999. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 28, 1999 consolidated financial statements.

   The condensed consolidated financial statements reflect the financial information of Romacorp, Inc. and Subsidiaries through June 28, 1998, the effective date of the Recapitalization (See Note 2). On that date, the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp Operating Corporation, whose name was then changed to Romacorp, Inc. Subsequent to June 28, 1998, the condensed consolidated financial statements reflect the financial information of the newly-created Romacorp, Inc. and subsidiaries (the
"Company") and include the Company's operation of its owned restaurants and franchise revenue from franchisees' use of trademarks and other proprietary information in the operation of Tony Roma's restaurants. The Company maintains its corporate office in Dallas, Texas, and through its subsidiaries provides menu development, training, marketing and other administrative services related to the operation of the Tony Roma's concept. All intercompany transactions between Romacorp, Inc. and its subsidiaries have been eliminated.

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

Note 2 -  Recapitalization

   The Company (then Romacorp) was acquired in June 1993 by NPC
International, Inc. ("NPC"). On April 24, 1998, Holdings, NPC and Sentinel Capital Partners, L.P. executed a recapitalization agreement (the "Recapitalization") effective June 28, 1998 related to the Company. Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). Prior to the Recapitalization, Romacorp was a wholly-owned subsidiary of NPC. In the Recapitalization, Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel through certain affiliates ("Sentinel") held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes were issued by the Company. The Company paid Holdings a dividend of $75,351,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of Romacorp, Inc. retaining their historical value.



  The summarized financial information for Romacorp, Inc., excluding the assets, liabilities, and operations of its wholly owned subsidiaries, is as follows (dollars in thousands):

                            Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                  (Unaudited)                 (Unaudited)
                          December 26,  December 27,  December 26, December 27,
                             1999           1998        1999          1998
                            --------     ---------    ---------   ----------
Total revenues..........    $ 25,867      $ 22,047     $ 79,021    $ 66,978
Total operating expenses..... 26,487        22,500       79,057      67,349
Operating loss......           (620)          (453)         (35)       (371)
Loss before income taxes.....(3,799)        (5,571)      (9,138)     (6,590)
Net loss...............      (2,469)        (3,632)      (5,940)     (4,294)

                          December 26,    March 28,
              			            1999          1999
	                         -----------     ---------
Current assets............. $ 3,257       $ 6,388
Noncurrent assets........    97,272        88,421
Current liabilities.........  3,840         2,183
Noncurrent liabilities..... 106,020       101,293


Note 3 -  Commitments

   In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, eleven restaurants at a price not to exceed $1.75 million each or $19 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value. This commitment expires on June 30, 2000.

   During the fiscal year ended March 28, 1999, $5.5 million of sale-leaseback transactions had been completed. During the thirty-nine weeks ended December 26, 1999, an additional $3.9 million of sale-leaseback transactions were completed resulting in total deferred gain under the arrangement of $583,000. This deferred gain is reflected on the attached Condensed Consolidated
Balance Sheets and will be recognized over the 15-year initial term of the new leases.

Note 4 - Income Taxes

   Prior to the Recapitalization the Company's results were included in the consolidated federal income tax return of NPC International, Inc. Following the Recapitalization, the Company files its federal income tax return on a stand-alone basis.

Note 5 - Recently Issued Accounting Pronouncements

   Effective March 29, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5") Accounting for Costs of Start-up Activities which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a twelve month period, and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $513,000 in pre-opening costs net of taxes were recorded during the first quarter of fiscal year 2000 as a change in accounting principle.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

   Romacorp, Inc. ("Romacorp" and the "Company") is the operator and franchisor of the largest national, casual dining chain specializing in ribs with 226 restaurants located in 28 states in the United States and in 20 foreign countries and territories. As of December 26, 1999, Romacorp operated 56 Company-owned and two joint-venture restaurants in 13 states and, through its subsidiaries, franchised 97 restaurants in 20 states and 71 restaurants in international locations. Results of the joint venture restaurants are not included in the Company's financial statements.

   Romacorp receives revenues from restaurant sales, franchise fees and royalties. Net franchise revenues include franchise fees and royalty income and is presented net of direct expenses associated with the franchising of the Tony Roma's concept. Cost of sales relates to food, beverage and paper costs. Direct labor costs include salaries, benefits, bonuses and related taxes for restaurant personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, property taxes and insurance among other costs directly associated with operating a restaurant facility.

Results of Operations

   The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

                              Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                       			         (Unaudited)	          (Unaudited)
              		              --------------------     -----------------
                         December 26,   December 27,  December 26,  December 27,
                             1999           1998           1999        1998
                     			  ----------     ----------    ----------   ----------
REVENUES:
  Net restaurant sales...... 91.4%          90.8%         92.1%        91.2%
  Net franchise revenue.....  8.6%           9.2%          7.9%         8.8%
                            -----         ------         ------       ------
                            100.0%         100.0%        100.0%       100.0%
                            ======        ======         ======       ======
COST AND EXPENSES:
  Cost of sales (1)......    32.2%         33.3%          32.1%        34.5%
  Direct labor (1)........   32.1%         31.5%          31.3%        31.0%
  Other (1)...........       25.7%         24.3%          24.6%        24.1%
  General and administrative
     expenses....            11.1%          9.8%          10.7%         9.2%
  Operating income.......     6.7%          9.3%           8.2%         9.1%

  (1) As a percentage of net restaurant sales.


Comparison of Operating Results for the Thirteen and Thirty-Nine Weeks Ended December 26, 1999 with the Thirteen and Thirty-Nine Weeks Ended December 27, 1998

   Net restaurant sales. Net restaurant sales for the quarter ended December 26, 1999 were $25.9 million representing an increase of $3.8 million, or 17.3% above the $22.0 million reported during the same period of the prior year. During the three quarters ended December 26, 1999, net restaurants sales were $79.0 million representing an increase of $12.0 million, or 18.0% above the $67.0 million reported during the same period of the prior year. Comparable store sales increased 0.1% for the quarter and have increased 0.6% year to date. During November 1998, weighted average menu prices were increased 6%.



  Net franchise revenues. Net franchise revenues increased $222,000 to $2.4 million for the quarter and increased $302,000 to $6.8 million for the year-to-date period due primarily to increases in royalty income. Comparable sales at franchisee operated restaurants increased 1.7% for the quarter and 0.6% year to date. During the three quarters ended December 26, 1999, franchisees have opened 15 restaurants and closed 6 restaurants.

   Cost of sales. Cost of sales as a percentage of net restaurant sales decreased to 32.2% from 33.3% for the same quarter of the prior year and decreased to 32.1% from 34.5% for the year-to-date comparisons. The decrease is due primarily to a decrease in the average price of baby-back ribs and the impact of the November 1998 price increase.

   Direct labor. Direct labor as a percentage of net restaurant sales increased to 32.1% from 31.5% for the same quarter of the prior year due primarily to higher average hourly rates and increased staffing levels. For the year-to-date period, direct labor as a percentage of net restaurant sales increased to 31.3% from 31.0% as reported during the first three quarters of the prior year.

   Other. Other operating expenses for the quarter increased $1.3 million to $6.7 million or 25.7% of net restaurant sales from $5.3 million or 24.3% of net restaurant sales for the same quarter of the prior year. On a year-to-date basis, other operating expenses increased $3.3 million to $19.4 million or 24.6% of net restaurant sales from $16.2 million or 24.1% of net restaurant sales for the same period of the prior year. These increases are due primarily to the effect of restaurants that have opened or closed during the current or prior fiscal year.

   General and administrative expenses. General and administrative expenses for the quarter were $3.1 million representing an increase of $779,000 above the $2.4 million reported during the same quarter of the prior year. For the year-to-date period, general and administrative expenses were $9.2 million representing an increase of $2.4 million above the $6.7 million reported during the same period of the prior year. These increases were due primarily to increased corporate staff and related travel, costs associated with the Company's 401(k) retirement plan that was initiated during the current fiscal year and an increase in the number of field supervisors and managers in training during the current year.

   Interest expense. Interest expense for the quarter of $2.5 million was constant compared to the prior year amount of $2.6 million. For the year-to-date period, interest expense of $7.4 million was $1.7 million above the interest expense of $5.7 million during the same period of the prior year due to the Senior Notes that were issued in July 1998 in conjunction with the Recapitalization.

   Miscellaneous. The year-to-date variance in miscellaneous income is due primarily to business interruption insurance proceeds in the amount of $169,000 that were recorded during the prior year.

   Tax provision. An income tax benefit for the quarter and year-to-date period has been provided for based on an effective tax rate of approximately 35% of the pre-tax loss.


Liquidity and Capital Resources

   The Company has a working capital deficit of $8.8 million at December 26, 1999, which is common in the restaurant industry as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit increased from $4.1 million at March 28, 1999 due to increases in accrued interest related to the Senior Notes and the usage of ribs in storage.

   Historically, the Company's principal sources of funds have been operations and borrowings under a credit facility with NPC. The Company's principal uses of funds have been capital expenditures and interest payments related to the Senior Notes.


   The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations, a Revolving Credit Facility and a commitment from a financial group to purchase and leaseback eleven restaurant properties.

   Concurrently with the consummation of the Recapitalization and the issuance of $75 million in Senior Notes, the Company entered into a Revolving Credit Facility. This facility provides for borrowings in an aggregate principal amount of up to $15 million, is a five-year facility and bears interest at the Company's option of prime rate or up to six-month LIBOR plus 2.25%. Obligations of the Company not paid when due bear interest at a default rate equal to 2% in excess of the non-default interest rate. A commitment fee of
 .375% is payable monthly on any unused commitments. As of December 26, 1999, $4,193,000 was outstanding under the facility.

   In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, eleven restaurants at a price not to exceed $1.75 million each or $19 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value. This commitment expires on June 30, 2000. During the fiscal year ended March 28, 1999, $5.5 million of sale-leaseback transactions had been completed. During the thirty-nine weeks ended December 26, 1999, an additional $3.9 million of sale-leaseback transactions were completed resulting in total deferred gain under the arrangement of $583,000. This deferred gain is reflected on the Condensed Consolidated Balance Sheets and will be recognized over the 15-year initial term of the new leases.

   Cash flow provided by operating activities for the three quarters ended December 26, 1999 was $9.7 million compared to $9.3 million during the same period of the prior year. Capital expenditures were $11.0 million for the three quarters ended December 26, 1999 and were funded primarily through cash flow from operations and the proceeds from sale of assets related to the sale-leaseback transactions. Approximately $10.5 million of these capital expenditures were for the construction of new or relocated stores.


Year 2000 Issue

   In conjunction with the Recapitalization, the Company entered into a Transition Financial and Accounting Services Agreement (the "Transition Services Agreement") with its former parent, NPC International, Inc. (NPC) providing for accounting services, payroll services and use of NPC's proprietary POS System. During 1999, management reviewed NPC's plans for Year 2000 compliance and verified that NPC had completed all modifications and testing, including the POS System. The Company has experienced no Year 2000 related disruptions. Since the majority of the testing and verification was performed by NPC, the Company incurred minimal cost related to the Year 2000 compliance effort.


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


ITEM 3.Quantitative and Qualitative Disclosures of Market Risk

  The Company does not own, nor does it have an interest in, any market risk sensitive investments.





PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (27) Financial Data Schedule


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended
       December 26, 1999.






                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ROMACORP, INC.


Date:  February 8, 2000        By: /s/Richard A. Peabody
                                   ---------------------------
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)