Form 10-K
period 2000-03-26
ROMACORP INC
filed 2000-06-26
CIK 1067457

======================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                    ______________________________

                               FORM 10-K
 (Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended March 26, 2000

                                    or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

                     Commission File Number: 333-62615
                     ______________________________

                              ROMACORP, INC.
          (Exact name of registrant as specified in its charter)

        Delaware                                        13-4010466
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

   9304 Forest Lane, Suite 200
        Dallas, Texas                                  75243
 (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:  (214) 343-7800
                       ______________________________

       Securities registered pursuant to Section 12(b) of the Act:
                                 None

        Securities registered pursuant to Section 12(g) of the Act:
                                 None
                         ______________________________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes X   No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

   As of March 26, 2000, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

===========================================================================


                              ROMACORP, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                     For the Fiscal Year Ended March 26, 2000

   PART I

   ITEM 1.    BUSINESS.....................................      2

   ITEM 2.    PROPERTIES.................................        6

   ITEM 3.    LEGAL PROCEEDINGS..........................        7

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS...........................      7

   PART II

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS.................     8

   ITEM 6.    SELECTED FINANCIAL DATA......................      8

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..........    9

   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK...........................    13

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....   14

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES.........   14

   PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT..................................    15

   ITEM 11.   COMPENSATION OF EXECUTIVE OFFICERS............   16

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.......................   21

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS.................................  21

   PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K..........................  22

                              PART I


   ITEM 1.  BUSINESS

       Romacorp, Inc. (the "Company") is the operator and franchisor of the largest national, casual dining chain specializing in ribs with 228 restaurants located in 29 states in the United States and in 20 foreign countries and territories. Founded in Miami in 1972, the Company's restaurants are primarily located in Florida, Texas and California. Both the Tony Roma's name and its "Famous for Ribs" and "Tony Roma's A Place for Ribs" slogans are well-recognized throughout the United States. The restaurants offer a full and varied menu, including ribs, chicken, steaks, seafood, salads and other menu items in a casual atmosphere that is suitable for the entire family. Since the inception of Tony Roma's, its baby-back ribs have won numerous consumer and industry awards in over 25 markets. In addition to its award-winning ribs, the menu features its signature deep fried onion ring loaf. As of March 26, 2000, the Company operated 58 Company-owned and two joint-venture restaurants in 14 states and through its subsidiaries, franchised 97 restaurants in 20 states and 71 restaurants in international locations.

      The Tony Roma's concept is designed to serve a demographically and geographically diverse customer base, with high quality food at moderate prices. Entrees typically range in price from $4.99 to $12.99 for lunch and $4.99 to $19.99 for dinner. Dessert selections range in price from $1.99 to $3.99. Tony Roma's restaurants are generally located in free-standing buildings with approximately 200 seats and separate bar areas. The restaurants have a fun, comfortable atmosphere with distinctive and varied decor and provide consumers with high quality, friendly service.
   The Tony Roma's concept is appropriate for a wide variety of casual dining occasions, including family dinners and business lunches.

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

      The Company is generally not dependent upon any one supplier for availability of its products; its food and other products are generally available from a number of acceptable sources. The Company has a policy of maintaining alternate suppliers for most of its baseline products. The Company does not manufacture any products or act as a middleman.

      The Company utilizes local advertising for individual restaurants and broadcast advertising where market penetration is efficient, as well as public relations activities aimed at individual restaurants and entire markets. The Company's advertising campaigns emphasize freshness, quality food, good service and value. During the fiscal year ended March 26, 2000 ("fiscal 2000") the Company's expenditures for advertising were 3.4% of Company-owned restaurant revenues.

      The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization") effective June 28, 1998 was executed pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). In the Recapitalization that was executed by Holdings, NPC and Sentinel Capital Partners, L.P. ("Sentinel"), Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel, through certain affiliates, held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes were issued by the Company. The Company paid Holdings a dividend of $75,351,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of the Company retaining their historical value.

   Management Changes

      In June 2000, the Company announced the departure of Robert B. Page as President and Chief Executive Officer. Other management changes that occurred during June 2000 included the departures of Jeff Waldrop, Vice President of Operations; Scott Knode, Vice President of Real Estate and Development; and Ron Long, Vice President of Purchasing. The Company is actively recruiting to fill the President, Vice President of Operations and Vice President of Purchasing positions at the date of this filing. During the interim period, Richard A. Peabody, Vice President, Finance and Chief Financial Officer has been named President (Acting).

   Franchised Restaurants

      Although the first Tony Roma's opened in 1972, franchising wasn't a key element of Tony Roma's growth strategy until 1984. At March 26, 2000, the Company had 50 franchisees operating 168 units worldwide. The largest franchise holder operates a chain of 21 Tony Roma's restaurants. Although there are some individual unit franchisees, the Company seeks to attract franchisees who can develop several restaurants.

      New domestic franchisees pay an initial franchise fee of $50,000 and a continuing royalty of 4% of gross sales. In addition, franchisees are required to contribute 0.5% of gross sales to a joint marketing account and may be required to participate in local market advertising cooperatives. All potential franchisees must meet certain operational and financial criteria.

      In return for the domestic franchisee's initial fee and royalties, the Company provides a variety of services, including: (1) real estate services, site selection criteria and review/advice on construction cost and administration; (2) pre-opening and opening assistance, which include an on-site training team to assist in recruitment, training, organization, inventory planning and quality control; (3) centralized and system-wide purchasing opportunities; (4) in-store management training programs, advertising and marketing programs; and (5) various administrative and training programs developed by the Company.

      International franchisees receive a modified version of the services described above. Currently, international franchises require a fee of $30,000 per unit and royalty rate of 3% of gross sales. However, costs associated with visits to international locations by Company personnel are borne by the international franchisee. International franchise holders also contribute 0.25% to a joint marketing account.

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

   Employees

      As of March 26, 2000, the Company employed approximately 3,600 persons, including full-time and part-time personnel, of whom approximately 3,530 were restaurant employees and 70 were restaurant supervision and corporate employees. Company restaurants employ an average of approximately 60 full-time or part-time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike, or labor dispute. The Company considers its employee relations to be good.

   Trade Names, Trademarks and Service Marks

      The trade name "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademark and franchise rights are owned by Roma Dining LP, an affiliate of Romacorp, Inc., and international trademarks and franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp, Inc. A subsidiary, Roma Franchise Corporation, through a license with Roma Dining LP, offers and services franchises in the United States and Roma Systems, Inc. offers services and franchises internationally. The use of these trademarks and franchise rights are licensed to franchisees under franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.


    The location of the Company-owned and franchised restaurants as of March 26, 2000 is as follows:

   State                          Company-Owned   Joint Venture   Franchised
   ----------                     -------------   -------------   ----------
   Alabama.........................        4          0               0
   Alaska............................      0          0               1
   Arizona..........................       0          0               6
   Arkansas.......................         1          0               0
   California......................        4          1              32
   Colorado........................        0          0               5
   Florida.......................         21          0               2
   Georgia..........................       1          0               0
   Hawaii..........................        0          0               4
   Indiana........................         0          0               1
   Kentucky........................        0          0               2
   Louisiana.......................        1          0               0
   Maine.........................          0          0               1
   Maryland.........................       1          0               0
   Minnesota......................         0          0               2
   Missouri........................        1          0               0
   Nebraska......................          0          0               1
   Nevada...........................       3          0               3
   New York........................        0          0               1
   North Carolina...................       2          0               0
   Ohio..........................          0          0               4
   Oklahoma........................        2          0               0
   Oregon.......................           0          0               3
   South Carolina..................        1          0               2
   Tennessee.......................        3          0               0
   Texas.......................           13          1               4
   Utah.........................           0          0               7
   Washington.....................         0          0              13
   Wisconsin..................             0          0               3
                                       -------     ------        ------
        Total U.S...............          58          2              97
                                       ======      ======        ======

   Foreign Country/Territory                                  Franchised
   ---------------------------                                ----------
   Aruba........................                                     1
   Canada.......................                                    14
   China.....................................                        1
   El Salvador...............................                        1
   Germany..................................                         1
   Guam..................................                            2
   Hong Kong..................................                       3
   Indonesia.................................                        2
   Japan.................................                            9
   Korea.................................                            4
   Mexico................................                           12
   Peru..................................                            2
   Phillippines...............................                       1
   Puerto Rico................................                       3
   Saipan...............................                             1
   Singapore.............................                            2
   Spain..........................                                   9
   Taiwan........................                                    1
   Thailand...............................                           1
   Venezuela...............................                          1
                                                                 -------
             Total International.........                           71
                                                                 =======


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

      The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A substantial majority of the Company's food service personnel are paid at rates related to the minimum wage and other employment laws and regulations. Accordingly, increases in the minimum wage result in higher labor costs.

      In recent years many states have enacted laws regulating franchise operations. Much of this legislation requires detailed disclosure in the offer and sale of franchises and the registration of the franchisor with state administrative agencies. The Company is also subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Additionally, certain states have enacted, and others may enact, legislation governing the termination and non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. These matters may result in some modifications in the Company's franchising activities and some delays or failures in enforcing certain of its rights and remedies under license and lease agreements. The laws that apply to franchise operations and relationships are developing rapidly and the Company is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors.

   Cautionary Factors That May Affect Future Results, Financial Condition or Business

      In order to take advantage of the safe harbor provisions for forward-looking statements adopted by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks, uncertainties and other factors that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially (1) from its historical results of operations, financial condition or business or (2) the results of operation, financial condition or business contemplated by forward-looking statements made in this Annual Report on Form 10-K or elsewhere orally or in writing by, or on behalf of, the Company. Except for the historical information contained in this Annual Report on Form 10-K, the statements made in this Annual Report on Form 10-K are forward-looking statements that involve such risks, uncertainties and other factors that could cause or contribute to such differences including, but not limited to, those described below.

       Consumer Demand and Market Acceptance. Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service chains such as the Company's can also be materially and adversely affected by publicity resulting from food quality, illness, injury and other health concerns or operating issues stemming from the activities of one restaurant or a limited number of restaurants, including restaurants operated by the franchisor or another franchisee.

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

      Ability to Locate and Secure Acceptable Restaurant Sites. The success of restaurants is significantly influenced by location. There can be no assurance that current locations will continue to be attractive or that additional locations can be located and procured as demographic patterns change. It is possible that the current locations or economic conditions where restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. There is also no assurance that further sites will produce the same results as past sites.

       Competition. The Company's future performance will be subject to a number of factors that affect the restaurant industry generally, including competition. The restaurant business is highly competitive and the competition can be expected to increase. Price, restaurant location, food quality, quality and speed of service and attractiveness of facilities are important aspects of competition as are the effectiveness of marketing and advertising programs. The competitive environment is also often affected by factors beyond the Company's or a particular restaurant's control. The Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains, some of which have substantially greater financial resources than the Company, to locally owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

       Unforeseeable Events and Conditions. Unforeseeable events and conditions, many of which are outside the control of the Company, can affect consumer patterns in the restaurant industry. These events include, among others, weather patterns, severe storms and power outages and natural disasters. Specific examples include, but are not limited to, the Company's concentration of Tony Roma's operations and franchisees in Florida, California and Texas, all of which are areas that have historically suffered from severe weather and natural disasters. There can be no assurance that the Company's operations will not be adversely affected by such events in the future.

       Commodities Costs, Labor Shortages and Costs and Other Risks. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and costs of ingredients used in the Company's restaurants. Specifically, certain ingredients such as baby-back ribs and chicken constitute a large percentage of the total cost of the Company's food products. Unforeseeable increases in the cost of these specific ingredients could significantly increase the Company's cost of sales and correspondingly decrease the Company's operating income. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), regional weather conditions, interest rates and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.


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

      The current costs of constructing, equipping, and opening a new freestanding restaurant range from $1,625,000 to $2,985,000, including approximately $680,000 to $1,250,000 for land, approximately $495,000 to $1,100,000 for sitework, construction, and landscaping, and approximately $450,000 to $635,000 for furniture and opening costs. The cost of developing new Company restaurants will vary, primarily because of varying costs of land, sitework, signage and labor.

      Units that are constructed within existing structures or mall areas are typically less costly. The Company has developed standardized restaurant designs using a freestanding building to be situated on a 1-1/2 acre site. The design is continually revised and refined.

        The 58 Company-owned Tony Roma's restaurants at March 26, 2000 are owned and leased as follows:


         Leased from unrelated parties                  27
         Land and building owned                        21
         Building owned by the Company and land leased  10
                                                       ---
                                                        58
                                                       ===

      Some of the Company's leases contain percentage rent clauses, typically 5% to 6% of gross sales, against which the minimum rent is applied, and most are net leases under which the Company pays taxes, maintenance, insurance, repairs and utility costs.


   ITEM 3.   LEGAL PROCEEDINGS

      The Company and its subsidiaries are engaged in ordinary and routine litigation incidental to its business, but management does not anticipate that any amounts that the Company may be required to pay by reason of such litigation, net of insurance reimbursements, will have a materially adverse effect on the Company's financial position.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's sole security holder, Roma Restaurant Holdings, Inc., during the fourth quarter of the fiscal year ended March 26, 2000.

                          PART II


   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      There is no established public trading market for the Company's common stock.


   ITEM 6.   SELECTED FINANCIAL DATA

      The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes related thereto of the Company included elsewhere in this report.


                                        Fiscal Year Ended
                           March 26, March 28, March 29, March 23,  March 24,
                              2000     1999      1998      1997       1996
                           -------   -------    -------   -------    -------
                                      (Dollars in thousands)
   Income Statement Data:
    Revenues
     Net restaurant sales    $109,952   $93,213  $86,408  $68,778  $51,499
     Net franchise revenues     9,145     8,723    8,482    8,526    7,570
                             --------    ------  -------  -------  -------
        Total revenues       $119,097  $101,936  $94,890  $77,304  $59,069

     Depreciation and
       amortization            $6,652    $6,670   $7,197   $5,425   $3,993
     Asset impairment and other
      loss provisions......     1,486         -        -        -    3,500
     Operating income......     9,088    10,467    8,883    7,001    2,029
     Net interest expense....   9,741     8,147    2,412    1,550      876
     Income tax expense
        (benefit)                (179)      925    2,315    2,017      545
     Income (loss) before
      cumulative effect of a change
      in accounting principle and
      extraordinary item....     (333)    1,661    4,165    3,476      351
     Cumulative effect of a change
      in accounting principle,
       net of tax..............  (513)        -        -        -        -
     Extraordinary gain on early
      retirement of debt, net of
       tax................        592         -        -        -        -
     Net income (loss)....      $(254)   $1,661   $4,165   $3,476     $351
   Other Financial Data:
   Cash flows provided by (used in):
     Operating activities...  $11,513    $9,844   $9,874   $9,416   $5,355
     Investing activities...   (9,258)   (9,524) (10,686) (24,758) (16,491)
     Financing activities...   (2,216)     (320)     812   15,342   10,909
   Balance Sheet Data:
     Facilities and equipment,
       net                    $60,704   $57,046  $52,600  $46,516  $25,755
     Total assets...........   83,711    84,317   74,747   68,724   50,104
     Total borrowings and
     payables to affiliate (1) 77,242    80,290   35,717   34,611   19,574
     Shareholder's equity
     (deficit) (2).........    (8,938)   (8,667)  31,292   27,127   23,651
      Other Data:
     EBITDA (3).............. $17,367   $17,403  $16,089  $12,468   $9,265
     EBITDA Margin (3)(4)....   14.6%     17.1%    17.0%    16.1%    15.7%

   -------------------
   (1)  Includes current portion of long-term borrowings.
   (2) See "Item I Business" for a description of the Recapitalization which was effective June 28, 1998.
   (3) As used herein, "EBITDA" represents net income before the cumulative effect of a change in accounting principle and extraordinary item plus: (1) net interest; (2) income taxes; (3) depreciation and amortization including amortization of start-up costs; (4) loss provisions; and (5) impairments of long-lived assets. The Company has included information concerning EBITDA in this Form 10-K because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not a measure determined in accordance with Generally Accepted Accounting Principles and should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of an issuer's operating performance. EBITDA as presented may not be comparable to EBITDA or other similarly titled measures defined and presented by other companies.
   (4)  EBITDA margin represents EBITDA divided by total revenues.


   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

      The following table sets forth the Company's historical consolidated revenues for fiscal 2000, 1999 and 1998:

                                                    Fiscal Year
                                              2000     1999      1998
                                             ------   ------    ------
   Revenues                                    (Dollars in millions)
     Net restaurant sales...........        $110.0      $93.2    $86.4
     Net franchise revenues........            9.1        8.7      8.5
                                            ------     ------    -----
       Total revenues................       $119.1     $101.9    $94.9
                                            ======     ======    =====


      The following table sets forth certain consolidated historical financial data for the Company expressed as a percentage of net restaurant sales for fiscal 2000, 1999 and 1998:

                                                     Fiscal Year
                                              2000      1999       1998
                                             ------    ------     ------
   Net restaurant sales..                    100.0%    100.0%     100.0%
   Cost of sales.....................         32.0%     33.7%      33.6%
   Direct labor............                   31.3%     30.9%      30.9%
   Other (1)...................               24.0%     23.4%      24.3%
       Total restaurant expenses......        87.3%     88.0%      88.8%
                                             ------    ------     ------
   Income from Company-owned restaurant
    operations................                12.7%     12.0%      11.2%
                                             ======     =====     ======
   -----------------
   (1) Other operating expenses include rent, depreciation and amortization, advertising, utilities, supplies, and insurance among other costs directly associated with operation of restaurant facilities.

        The following table sets forth the Company's system-wide number of restaurants and restaurant sales for fiscal 2000, 1999 and 1998:

                                                      Fiscal Year
                                               2000       1999     1998
                                              -----      -----    -----
   Restaurants open (at end of fiscal year):
   Company-operated................             58         50       45
   Joint venture.......................          2          2        2
   Franchise...........................        168        159      147
                                             -----       ----    -----
      Total.........................           228        211      194
                                             =====       ====    =====

   System-wide restaurant sales: (Dollars in millions)
   Company-operated restaurant sales.......  $110.0      $93.2   $86.4
   Joint venture restaurant sales..........     3.3        3.3     3.3
   Franchise restaurant sales............     288.1      261.9   261.2
                                             ------     ------  ------
       Total..............................   $401.4     $358.4  $350.9
                                             ======     ======  ======


 Fiscal 2000 Compared to Fiscal 1999

      Net restaurant sales. Net restaurant sales for the fifty-two weeks ended March 26, 2000 increased $16.7 million, or 18.0%, to $110.0 million from $93.2 million for the fifty-two weeks ended March 28, 1999. This increase was due primarily to the addition of eight restaurants during fiscal 2000 and the full year effect of six restaurants opened during fiscal 1999. In addition, comparable store sales increased 1.7% in fiscal 2000 for restaurants opened for more than 18 months.

      Net franchise revenues. Net franchise revenues for fiscal 2000 increased $422,000 to $9.1 million due primarily to an increase in royalty income resulting from a net increase of nine franchised units during the year and a 1.5% comparable store sales increase. The revenue increase was partially offset by an increase in franchise support services.

      Cost of sales. Cost of sales decreased to 32.0% of net restaurant sales in fiscal 2000 compared with 33.7% in fiscal 1999 due primarily to lower average rib costs per pound.

      Direct labor. Direct labor costs, which include restaurant employees salaries, wages, benefits, bonuses and related taxes increased to 31.3% of net restaurant sales in fiscal 2000 compared with 30.9% in fiscal 1999 due primarily to increased costs for hourly employees.

      Other. Other operating expenses increased to 24.0% of net restaurant sales in fiscal 2000 compared with 23.4% in fiscal 1999 due primarily to increases in advertising and rent expenses. The increase in rent expense is due primarily to the impact of six sale-leaseback transactions that were completed in fiscal 1999 and fiscal 2000.

      General and administrative expenses. General and administrative expenses increased $3.1 million in fiscal 2000 due in part to the full year impact of additional staffing and related expenses that resulted from the Recapitalization in fiscal 1999. The Company also experienced increases in management training and field supervisory expense. The effect of expensing pre-opening costs as incurred in fiscal 2000 rather than amortizing such costs over 12 months in fiscal 1999 was $930,000 of additional expense in fiscal 2000.

      Asset impairments and other loss provisions. The Company recorded a charge of $464,000 to reduce the asset carrying value of one under-performing store and recorded an additional $100,000 of expense related to the planned closure of that unit. The Company also recorded an expense of $922,000 to reduce the book value of its investment in two joint ventures and to reserve for the related receivables from the joint ventures.

      Interest expense. Interest expense increased $1.6 million due to the full year impact of the Senior Notes that were issued in June 1998 in conjunction with the Recapitalization.

       Miscellaneous. Miscellaneous income decreased to $141,000 in fiscal 2000 from $266,000 in fiscal 1999 due primarily to the inclusion of $169,000 of business interruption insurance proceeds in fiscal 1999 related to a restaurant destroyed by fire in fiscal 1998.

        Tax provision. The Company's tax provision for fiscal 2000 resulted in an effective tax rate of 35%. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

        Cumulative effect of a change in accounting principle. Effective March 29, 1999, the Company adopted Statement of Position 98-5, "Accounting for Costs of Start-up Activities" ("SOP 98-5"), which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a 12-month period, and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $513,000 in pre-opening costs net of taxes were recorded during the first quarter of the fiscal year ended March 26, 2000 as a change in accounting principle.

         Extraordinary gain on early retirement of debt. During the fourth quarter of fiscal 2000, the Company repurchased Senior Notes with a face value of $6 million at a discount resulting in an after-tax gain of $592,000.

   Fiscal 1999 Compared to Fiscal 1998

         Net restaurant sales. Net restaurant sales for fiscal 1999 increased $6.8 million, or 7.9%, to $93.2 million from $86.4 million in fiscal
   1998. This increase was due primarily to the addition of six restaurants and an increase in comparable sales growth of 1.8% for restaurants open for more than 18 months, partly offset by one less week of sales in fiscal 1999 versus fiscal 1998. In addition, menu prices were increased in November 1999 by a weighted average of 6%.

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

        General and administrative expenses. General and administrative expenses increased $151,000 to $9.4 million primarily due to increased corporate staff, which was necessary under the new ownership, increased professional fees and the addition of the management fee related to the Recapitalization. These increases were offset by a decrease in pre-opening costs resulting from fewer openings in fiscal 1999 than in 1998. Pre-opening costs were amortized over a 12-month period following a restaurant opening.

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

   Liquidity and Capital Resources

      The Company has a working capital deficit of $9.2 million at March 26, 2000, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit increased from $4.4 million at March 28, 1999 due to the usage of ribs in storage, write-offs of pre-opening costs related to the adoption of SOP 98-5 and increases in accounts payable and accrued liabilities.

      Concurrently with the consummation of the Recapitalization and the issuance of $75 million in Senior Notes, the Company entered into a Revolving Credit Facility. This five-year facility initially provided for borrowings in an aggregate principal amount of up to $15 million with interest, at the Company's option, of prime rate or up to six-month LIBOR plus 2.25%. A commitment fee of .375% is payable monthly on any unused commitments. During the fourth quarter of fiscal 2000, the Company utilized $4.8 million of the facility to repurchase $6 million of the Company's Senior Notes. As of March 26, 2000, $8.2 million was outstanding under the facility.

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement") which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25 million until April 2001; $24 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003 at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company expects to pay the maximum interest rate during the first year of the Amended Credit Agreement. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million.

      In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, eleven restaurants at a price not to exceed $1.75 million each or $19 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee.
   The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value. This commitment originally was to expire on June 30, 2000 but has been extended for a time sufficient to complete transactions related to three additional properties. During fiscal 1999, $5.4 million of sale-leaseback transactions were completed. During fiscal 2000, an additional $5.9 million of sale-leaseback transactions were completed resulting in total deferred gain under the arrangement of $717,000. This deferred gain is reflected on the Consolidated Balance Sheets and will be recognized over the 15-year initial term of the new leases.

      The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The
   Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations, the Revolving Credit Facility and the commitment from a financial group to purchase and leaseback eleven restaurant properties.

      Net cash provided by operating activities was $11.5 million in fiscal 2000 compared to $9.8 million in fiscal 1999. During fiscal 2000, inventories decreased by $2.0 million reflecting the usage of ribs in storage that were purchased during the prior year, while accounts payable increased by $1.4 million due primarily to the increased number of units. During fiscal 2000, a note from a franchisee with a remaining principal balance of $674,000 was collected. Net cash provided by operating activities during fiscal 1999 was $9.8 million compared to $9.9 million during fiscal 1998.

      The Company utilized $9.3 million to fund investing activities during fiscal 2000. Capital expenditures were $15.1 million during fiscal 2000 and were funded primarily through cash flow from operations and $5.9 million of net proceeds from the sale of assets related to the sale-leaseback transactions. The Company opened eight new units and completed one major rebuild during fiscal 2000. Approximately $14.7 million of the capital expenditures were for the construction of new or rebuilt units.
   The Company's net cash flows used in investing activities during fiscal
   1999 was $9.5 million with capital expenditures of $15.1 million offset by sale-leaseback proceeds of $5.5 million.

      Financing activities for fiscal 2000 included the utilization of $4.8 million of the Revolving Credit Facility to repurchase $6.0 million of Senior Notes. Excluding this repurchase of Senior Notes, the Company had reduced its outstanding debt under the facility by $1.9 million during fiscal 2000.

   Rib Pricing

      Baby-back ribs represent approximately 25% of the Company's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase the Company's cost of sales and adversely effect the business, results of operations and financial condition of the Company. The Company has historically maintained an inventory of ribs in storage to minimize the risk of these price fluctuations and potential shortages. As of March 26, 2000, the Company had significantly depleted its inventory of ribs in storage, thereby increasing its exposure to rising costs due to required purchases on the open market. During fiscal 2001, it is projected that the average price of ribs will be 20%-25% higher than prices experienced during fiscal 2000.

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

   Year 2000 Issue

      In conjunction with the Recapitalization, the Company entered into a Transition Financial and Accounting Services Agreement (the "Transition Services Agreement") with its former parent, NPC International, Inc.
   (NPC) pursuant to which NPC provides accounting services, payroll services and the use of NPC's proprietary point-of-sale system. During 1999, management reviewed NPC's plans for Year 2000 compliance and verified that NPC had completed all modifications and testing, including the point-of-sale system. The Company has experienced no Year 2000 related disruptions. Since the majority of the testing and verification was performed by NPC, the Company incurred minimal cost related to the Year 2000 compliance effort.

   Forward-Looking Comments

      The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements that are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations; the impact of competing restaurants and concepts; new product introductions, product mix and pricing; the cost of commodities and other food products; labor shortages and costs and other risks detailed in this Annual Report on Form 10-K.

   Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." "SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until the Company's first quarter financial statements in fiscal 2002. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

      The Company's exposure to interest rate risk relates to the variable rate revolving credit loan that is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of March 26, 2000 would be immaterial.

      Baby-back ribs represent approximately 25% of the Company's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase the Company's cost of sales and adversely effect the business, results of operations and financial condition of the Company. The Company actively manages its rib costs through supply commitments in advance of a specific need. However, the arrangements are terminable at will at the option of either party without prior notice. Therefore, there can be no assurance that any of the supply commitments will not be terminated in the future. As a result, the Company is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      The Company had no disagreements on accounting or financial matters with its independent accountants to report under this Item 9.

                          PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company. Executive officers serve at the pleasure of the Board of Directors.

     Name                          Age   Position
     ----------------------        ---   -------------------------------
     David S. Lobel . . . . . . .  47    Chairman of the Board of Directors
     Eric D. Bommer . . . . . . .  31    Director
     Philip Friedman. . .  . . . . 53    Director
     John F. McCormack. . .. . . . 41    Director
     Michael J. Myers . . .. . . . 58    Director
     Jeffrey H. Hunter. . .. . . . 37    Vice President, Marketing
     Richard A. Peabody . .. . . . 39    President (Acting) and Chief
                                          Financial Officer
     David G. Short . . . . . . .  61    Vice President, Legal, Secretary
                                         and General Counsel

      David S. Lobel serves as a director of the Company and Roma Restaurant Holdings, Inc. ("Holdings"). Mr. Lobel founded Sentinel Capital Partners, L.P. ("Sentinel") in 1995 and presently serves as Managing Partner. From 1981 to 1995, Mr. Lobel was employed by First Century Partners, a venture capital affiliate of Salomon Smith Barney, and served as a general partner of funds managed by First Century from 1983 to 1995. Mr. Lobel serves on the boards of various private companies.

      Eric D. Bommer serves as a director of the Company and Holdings. Mr. Bommer joined Sentinel in March 1997 and serves as a Principal of the firm. Prior to joining Sentinel, he was an associate at Gefinor Acquisition Partners, L.P., a private equity investment partnership, from June 1995 to March 1997. From 1993 to 1995, he worked in the Investment Banking Division of CS First Boston. From 1992 to 1993, Mr. Bommer worked at LaSalle Partners. Mr. Bommer serves on the boards of various private companies.

      Philip Friedman serves as a director of the Company and Holdings. Mr. Friedman is President of McAlister's Corporation, operator and franchisor of the McAlister's Deli restaurant chain. From June 1996 to January 1998, Mr. Friedman was President of Panda Management Company, Inc., a developer and operator of 300 quick-service chinese restaurants. In addition, from June 1986 to the present, Mr. Friedman has been president of P. Friedman and Associates, Inc., a restaurant consulting firm. Mr. Friedman serves as a director of Paramark, Inc., Roadhouse Grill, Inc. and Eateries, Inc.

      John F. McCormack serves as a director of the Company and Holdings. Mr. McCormack co-founded Sentinel in 1995 and presently serves as Senior Partner. From 1990 to 1995, Mr. McCormack served as Vice President at First Century Partners, a venture capital affiliate of Salomon Smith Barney. From 1983 to 1990, Mr. McCormack was employed by Coopers & Lybrand, most recently as a Manager. Mr. McCormack serves on the boards of various private companies.

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

      Jeffrey H. Hunter has been Vice President of Marketing since August 1998. Mr. Hunter served as Executive Director of Marketing for the Captain D's division of Shoney's, Inc. from February 1992 to February 1998.

      Richard A. Peabody was appointed President (Acting) in June 2000 and has been Vice President, Finance and Chief Financial Officer since January 2000. Mr. Peabody served as Senior Vice President and Chief Financial Officer of Checkers Drive-in Restaurants, Inc. and Rally's Hamburgers, Inc. from April 1999 to December 1999 and as Vice President and Chief Financial Officer of Checkers from January 1998 to April 1999. From December 1996 to December 1997, Mr. Peabody was Chief Administrative Officer of Taco Bueno Restaurants, Inc. For more than eight years prior to his employment with Taco Bueno Restaurants, Inc., Mr. Peabody held various positions with Black-eyed Pea Management Corp.

      David G. Short has been Vice President-Legal, General Counsel and Secretary since September 1990. From 1986 to 1990, Mr. Short was Vice President, Legal and General Counsel of TGI Friday's, Inc. Mr. Short also served as Vice President of NPC International, Inc. and certain of its affiliates until the Recapitalization.


   ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

      The following summarizes, for each of the three fiscal years ended March 26, 2000, March 28, 1999, and March 29, 1998, the compensation awarded to, earned by, or paid to each of the persons who qualified as a "named executive officer" under item 402(b) of Regulation S-K.

                      Summary Compensation Table

                                                          Long Term
                                                         Compensation
                             Annual Compensation            Awards
                     ----------------------------------   ------------
                                                  Other    Securities
                                                  Annual   Underlying   All
  Name and             Fiscal                 Compensation Options     Other
  Principal Position   Year   Salary     Bonus     (1)      (#)2)   Compensation
  -----------------   -----   -------   -------   -------  -------  ---------
  Robert B. Page (3)   2000   $205,846   $63,365  $4,704      8.8      $ -
  Chief Executive      1999    194,231    38,472   4,668        -        -
  Officer              1998    160,000    23,207   9,760        -        -

  Jeff Waldrop (4)     2000   $156,231   $18,990  $4,704      3.3      $ -
   Vice President,     1999     75,962         -   2,367        -        -
   Operations

  Scott A. Knode (5)   2000   $147,789   $20,428  $4,704      3.3      $ -
   Vice President,     1999     69,712         -   2,315        -        -
   Real Estate
   and Development


  David G. Short       2000   $144,583   $34,482  $8,504      3.3      $ -
   Vice President,     1999    138,998         -   5,052        -        -
   Legal, Secretary    1998    132,500         -   9,147        -        -
   and General Counsel


  Jeffrey H. Hunter    2000   $122,769   $17,308  $4,668      3.3      $ -
   Vice President,     1999     69,231         -   2,721        -        -
   Marketing

   ------------------
   (1) Includes profit sharing contributions, 401(k) plan matching contributions, car allowance and insurance.
   (2) The options listed were granted pursuant to a non-qualified stock option plan of Holdings. Holdings holds 100% of the outstanding shares of the Company and issued the options on May 12, 1999.
   (3) Robert B. Page served as President from June 1994 to June 2000 at which time his employment with the Company ended. He also served as Chief Executive Officer of the Company and as a director of the Company and Holdings.
   (4)  Jeff Waldrop served as Vice President of Operations from August
        1998 to June 2000 at which time his employment with the Company ended.
   (5)  Scott A. Knode served as Vice President of Real Estate and
        Development from September 1998 to June 2000 at which time his employment with the Company ended.

   Employment Agreements

       In connection with the Recapitalization, the Company entered into an employment agreement with Mr. Page. The agreement provides for: (1) a three year employment term with an initial base of $200,000 per year and a bonus, based upon EBITDA objectives, up to 50% of base compensation; (2) severance benefits and noncompetition, nonsolicitation and confidentiality agreements in certain situations; and (3) the grant of certain stock options in Holdings; and (4) other terms and conditions of Mr. Page's employment. Mr. Page's base compensation is reviewed annually.

      In January 2000, the Company entered into a letter of agreement with Richard A. Peabody that provides he is entitled to a severance payment of up to 12 months of his base salary in the event his position is eliminated due to a change of control of the Company. The payments will cease at such time as Mr. Peabody obtains employment elsewhere with a comparable salary and responsibilities to his current position.

   Option Grants in Last Fiscal Year

      The following tables set forth information regarding options of Holdings granted to the named executive officers during fiscal 2000.

                               Individual Grants
                  -----------------------------------------       Potential
                                                                 Realizable
                                                                   Value at
                          % of Total                        Assumed Annual
               Number of     Options                         Rates of Stock
              Securities   Granted to   Exercise          Price Appreciation
              Underlying    Employees    or Base                  for Option
                 Options      in         Price    Expiration       Term (1)
  Name           Granted  Fiscal Year  ($/Share)    Date     5% ($)   10%($)
  -----------   ---------  ----------  --------- ---------  -------  ------
  Robert B. Page
    (2)....        8.8     21.6%      $12,500    5/12/09   $69,178  $175,312
  Jeff Waldrop
    (2)......      3.3      8.1%      $12,500    5/12/09   $25,942   $65,742
  Scott A. Knode
    (2)......      3.3      8.1%      $12,500    5/12/09   $25,942   $65,742
  David G. Short   3.3      8.1%      $12,500    5/12/09   $25,942   $65,742
  Jeffrey H.
     Hunter...     3.3      8.1%      $12,500    5/12/09   $25,942   $65,742

   -------------------
   (1) Calculated over a ten-year period, representing the terms of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of Holdings common stock.
   (2) The employment by the Company of Robert B. Page, Jeff Waldrop and Scott A. Knode ended in June 2000. In accordance with the terms of the stock option plan, options are exercisable within 30 days of the employee's termination date at which time the option expires.



   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

       Set forth below is information with respect to options exercised by the named executive officers during fiscal 2000 and the number and value of unexercised stock options held by such named executive officers at the end of the fiscal year.

                                                                  Value of
                                                               Unexercised
                                               Number of       In-the-Money
                                         Unexercised Options        Options
                                              at FY-End(#)  at FY-End($)(1)
                                             -------------   --------------
               Shares Acquired    Value       Exercisable/     Exercisable/
   Name         on Exercise(#)   Realized($)  Unexercisable    Unexercisable
   ----------    ------------   -----------   ------------    -------------
   Robert B. Page
    (2)...........    -0-          -0-            3.0/5.8         -0-/-0-
   Jeff Waldrop
    (2)............   -0-          -0-            1.1/2.2         -0-/-0-
   Scott A. Knode
    (2)..........     -0-          -0-            1.1/2.2         -0-/-0-
   David G. Short...  -0-          -0-            1.1/2.2         -0-/-0-
   Jeffrey H. Hunter  -0-          -0-            1.1/2.2         -0-/-0-

   --------------------------
   (1) The common stock of Holdings is not traded on a public market. This value of unexercised options is based on internal estimates.
   (2) The employment by the Company of Robert B. Page, Jeff Waldrop and Scott A. Knode ended in June 2000.

   Compensation of Directors

      The Company reimburses directors for out-of-pocket expenses incurred by them in connection with services provided in such capacity. Mr. Myers receives a quarterly payment of $7,500. Mr. Friedman receives a quarterly payment of $3,500 and a payment of $1,000 per Board of Directors meeting. In addition, on May 12, 1999, Mr. Friedman was awarded a stock option grant to purchase .88 shares of Holdings common stock at $12,500 per share, which option vests 25% a year over four years.

   Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. In fiscal 2000, no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee or on the Company's Board of Directors. The Company's Board of Directors, including members of the Compensation Committee, also comprise the Board of Directors for Holdings, which owns 100% of the outstanding common stock of the Company.

      The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per year for the first two years of the term of the management agreement and $500,000 per year thereafter, and will be reimbursed for certain out-of-pocket expenses incurred in connection with Sentinel's services provided to the Company.

   Report of the Compensation and Benefits Committee

      The Compensation Committee of the Board of Directors, comprised of the undersigned non-employee directors of the Company, has the responsibility for determining compensation plans for all executive officers. Any recommendations are submitted to the full Board of Directors for approval.

      The Compensation Committee has adopted a policy that the Company's executive compensation plan should have three principal components:

        - Competitive base salaries. In order to attract and retain high-quality management, the Company should offer appropriate salaries commensurate with the skills and experience of the individual. The Compensation Committee considers recommendations by the Chief Executive Officer in determining other executive base salaries, as well as information on industry practice.

       - A short-term bonus plan. To encourage and reward near-term improvements in the Company's performance, the Compensation Committee determined to offer an annual bonus plan based on EBITDA objectives. "EBITDA"represents net income before the cumulative effect of a change in accounting principle and extraordinary item plus: (1) net interest; (2) income taxes; (3) depreciation and amortization including amortization of start-up costs; (4) loss provisions; and (5) impairments of long-lived assets. The Compensation Committee believes EBITDA is an important measure in determining the value of a privately-held company. Provision also has been made for discretionary bonuses in certain situations.

        - A long-term incentive plan. The Compensation Committee determined to establish a long-term incentive plan to accomplish the following objectives:

                -  reward sustained performance;
                -  balance short-term and long-term focus;
                -  attract and retain qualified management;
                -  build executive equity ownership;
                -  align executive and ownership interest; and
                -  minimize adverse financial statement impact of awards.

       To these ends, the Compensation Committee determined that stock option awards to purchase common stock of Holdings are effective in accomplishing the desired objectives.

       The Compensation Committee is responsible for reviewing and recommending base salary changes for executive officers. Effective with the completion of the Recapitalization, Mr. Page was appointed Chief
   Executive Officer, and a compensation package was determined based upon industry averages, the size of the Company and Mr. Page's industry experience. Compensation for other executive officers was determined by considering market data for each officer's position, level of responsibility, experience and past performance, as applicable.

      The executive short-term bonus plan for fiscal 2000 was based upon an EBITDA target which, when met, would pay a pre-determined bonus to each executive officer.

      The Compensation Committee also recommends awards under Holdings non-qualified stock option plan. On May 12, 1999, stock option grants totaling 40.7 shares were made to the Chief Executive Officer, the named executive officers and certain other key employees. During the year, options to purchase 3.3 shares lapsed. Options to purchase 5.5 shares were granted to the new Chief Financial Officer and another key employee on May 8, 2000. Each of these grants reflect an exercise price of $12,500 per share, which was determined to be the fair market value at the date of grant as required by the stock option plan.

      Federal income tax legislation has limited the deductibility of certain compensation paid to the Chief Executive Officer and covered employees to the extent the compensation exceeds $1,000,000. Performance-based compensation and certain other compensation, as defined, is not subject to the deduction limitation of this regulation. It is not currently anticipated that any covered employee would earn annual compensation in excess of the $1,000,000 limit under existing or proposed compensation plans. The Company continually reviews its compensation plans to minimize or avoid potential adverse effects of this legislation. The Compensation Committee will consider recommending such steps as may be required to qualify annual and long-term incentive compensation for deductibility if that appears appropriate at some time in the future.


                      Members of the Compensation and Benefits Committee



                                     David S. Lobel, Chairman

                                     Michael J. Myers








   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information as to the number of shares of common stock of the Company beneficially owned by the sole shareholder.


                                         Number        Percent
   Name                                  of shares     of class
   ---------------------------           ---------     --------
   Roma Restaurant Holdings, Inc. (1)       100          100%

   ----------------------
   (1) As of March 26, 2000, the outstanding stock of Roma Restaurant Holdings, Inc. was owned 22.2% by Sentinel Capital Partners, 37.0% by Sentinel Capital Partners II, 19.8% by NPC International, Inc. and the remaining 13.8% by unrelated third parties. The address of Sentinel Capital Partners and Sentinel Capital Partners II is 777 Third Avenue, 32nd Floor, New York, New York 10017 and the address of NPC International, Inc. is 14400 College Blvd., Lenexa, Kansas 66762.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Transitional Financial and Accounting Services Agreement

        In June 1998, the Company entered into the Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") whereby NPC continued to provide administrative services to the Company for an initial fee of $16,000 per week for a period of up to one year. Services provided include accounting services, payroll services and use of NPC's proprietary point-of-sale ("POS") system. As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS system. Effective March 29, 1999, the Company amended the contract whereby services will continue through July 2001 with a weekly base service fee of $14,300 during fiscal 2000, $15,000 during fiscal 2001, and $15,750 during fiscal 2002. In addition to the base fee, an incremental weekly fee shall be paid for each restaurant opened on or after March 29, 1999 in the amount of $160 for fiscal 2000, $170 for fiscal 2001 and $180 for fiscal 2002. Pursuant to the Transition Services Agreement, the Company paid NPC $777,000 and $564,000 during fiscal 2000 and fiscal 1999, respectively. Management expects to extend the Transition Services Agreement under terms and costs similar to these currently in place.

   Payment of Certain Fees and Expenses

       The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per year for the first two years of the term of the management agreement and $500,000 per year thereafter, and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $313,000 and $231,000 during fiscal 2000 and fiscal 1999, respectively.



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

    (3)   Exhibits:

          The exhibits listed on the accompanying index to exhibits at page 24 are filed as part of this Annual Report on Form 10-K.

    (4)   Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended March 26, 2000.








                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, the State of Texas, on June 23, 2000.


                                         By:   /s/Richard A. Peabody
                                               -------------------------
                                         Name: Richard A. Peabody
                                        Title: President (Acting) and Chief
                                                 Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature               Title                           Date
   -----------------       ------------------------        ----------

   /s/David S. Lobel       Chairman of the Board of        June 23, 2000
   ------------------        Directors
   David S. Lobel

   /s/Richard A. Peabody   President (Acting) and Chief    June 23, 2000
   ----------------------    Financial Officer
   Richard A. Peabody       (principal financial officer
                               and accounting officer)

   /s/Eric D. Bommer       Director                        June 23, 2000
   ---------------------
   Eric D. Bommer

   /s/Philip Friedman      Director                        June 23, 2000
   ---------------------
   Philip Friedman

   /s/John J. McCormack    Director                        June 23, 2000
   ---------------------
   John J. McCormack

   /s/Michael J. Myers     Director                        June 23, 2000
   ---------------------
   Michael J. Myers

                       EXHIBITS INDEX

   Exhibit
   Number      Description
    2.1    Recapitalization Agreement dated April 24, 1998 by and
           among the Company, NPC International, Inc., NPC Restaurant Holdings, Inc. and Sentinel Capital Partners, L.P. (1)
    2.2 Assignment Agreement dated July 1, 1998 by and among Sentinel, Sentinel Capital Partners II, L.P. ("Sentinel
           II"), Omega Partners, L.P. ("Omega"), Provident Financial Group, Inc. ("Provident"), Travelers Casualty and Surety Company ("Travelers I"), The Travelers Insurance Company ("Travelers II"), The Travelers Life and Annuity Company ("Travelers III") and the Phoenix Insurance Company ("Phoenix", and together with Sentinel II, Omega,
           Provident, Travelers I, Travelers II, and Travelers III,
           the "Assignees")  (1)
    3.1    Certificate of Incorporation of the Company (1)
    3.2    By-laws of the Company (1).
   10.1 Indenture dated as of July 1, 1998 between the Company, the Guarantors named therein and United States Trust Company of New York (1)
   10.2 Purchase Agreement dated as of June 26, 1998 among the Company, Salomon Brothers Inc.
           and Schroder & Co. Inc.  (1).
   10.3    Registration Rights Agreement dated as of July 1, 1998
           among the Company, the Guarantors
           named therein, Salomon Brothers, Inc. and Schroder & Co.
           Inc. (1)
   10.4    Stockholders Agreement dated as of July 1, 1998 by and
           among the Company, the Assignees and Holdings (1)
   10.5    Registration Rights Agreement dated July 1, 1998 by and
           among the Company, NPC Restaurant Holdings, Inc., Sentinel Capital Partners L.P., Sentinel Capital Partners II, L.P., Omega Partners, L.P., Provident Financial Group, Inc., Travelers Casualty and Surety Company, Travelers Insurance Company, The Travelers Life and Casualty and The Phoenix Insurance Company (1)
   10.6 Transitional Financial and Accounting Services Agreement dated as of July 1, 1998 by and among NPC Management, Inc. and the Company (1)
   10.7    Management Services Agreement dated as of July 1, 1998 by
           and among the Company and Sentinel (1)
   10.8 Credit Agreement dated as of July 1, 1998 by and among the Company, Roma Systems, Inc., Roma Franchise Corporation,
           Roma Holdings, Inc., Roma Dining LP, The Provident Bank
           and various lenders described therein (1)
   10.9 Management Agreement dated as of July 1, 1998 by and among the Company and Robert B. Page (2)
  10.9a Amended and Restated Accounting and Management Information Services Agreement dated January 20, 1999 (2)
 *10.10    Amended Management Agreement dated as of May 12, 1999 by
           and among the Company and Robert B. Page (2)
  10.12 Letter of commitment dated September 4, 1998 to the Company from CAPTEC Financial Group, Inc (2).
 *10.13 Letter of employment and agreement dated as of January 3, 2000 by and among the Company and Richard A. Peabody (3)
  10.14 First Amendment to Credit Agreement dated April 11, 2000 by and among the Company,Roma Systems, Inc., Roma Franchise Corporation, Roma Holdings, Inc., Roma Dining LP, The Provident Bank and various lenders described therein (3)
   21.1    Subsidiaries of the Issuer (3)
   27.1    Financial Data Schedule
   ----------------------
   (1) Filed as an exhibit to the Company's Form S-4, and incorporated herein by reference.
   (2) Filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended March 28, 1999 and incorporated herein by reference.
   (3)   Filed herewith.
   (*)   Management contract or compensation plan or arrangement.





              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          Pages

   Report of Independent Auditors                          F-2

   Consolidated Balance Sheets -  Assets
   As of March 26, 2000 and March 28, 1999                 F-3

   Consolidated Balance Sheets -  Liabilities and
    Stockholder's Equity (Deficit)
   As of March 26, 2000 and March 28, 1999                 F-4

   Consolidated Statements of Operations
       For the fiscal years ended March 26, 2000,
        March 28, 1999 and March 29, 1998                  F-5

   Consolidated Statements of Changes in Stockholder's
   Equity (Deficit)
        For the fiscal years ended March 26, 2000,
        March 28, 1999 and March 29, 1998                  F-6

   Consolidated Statements of Cash Flows
        For the fiscal years ended March 26, 2000,
        March 28, 1999 and March 29, 1998                  F-7

   Notes to Consolidated Financial Statements              F-8






                        REPORT OF INDEPENDENT AUDITORS



   The Board of Directors
   Romacorp, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Romacorp, Inc. and Subsidiaries (the Company) as of March 26, 2000, and March 28, 1999 and the related consolidated statements of operations, changes in stockholder's equity (deficit), and cash flows for each of the three fiscal years in the period ended March 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Romacorp, Inc. and Subsidiaries at March 26, 2000, and March 28, 1999 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 26, 2000, in conformity with accounting principles generally accepted in the United States.



                                                    Ernst & Young LLP


   Kansas City, Missouri
   April 27, 2000




                         ROMACORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                      ASSETS



                                                  March 26,    March 28,
                                                    2000         1999
                                                  --------     --------
   Current Assets:
      Cash and cash equivalents.................  $    39      $     -
      Accounts receivable, net..............        2,062        1,637
      Inventories of food and supplies..........    1,083        3,051
      Deferred income tax asset..................     755          217
      Prepaid expenses.....................         1,138        1,059
      Preopening costs..........................        -          777
      Other current assets......................       26           14
                                                  -------      -------
           Total current assets............         5,103        6,755

   Facilities and equipment,net................    60,704       57,046
   Notes receivable, net........................        -          719
   Goodwill, net of accumulated amortization
    of $5,918 and $5,184, respectively.....        13,059       13,792
   Deferred income tax asset.................       2,141        1,642
   Other assets..........................             245        1,074
   Debt issuance costs, net of accumulated
     amortization of $452 and $337,
      respectively...................               2,459        3,289
                                                  -------      -------
         Total assets.......................      $83,711      $84,317
                                                  =======     ========





      The accompanying notes are an integral part of these consolidated financial statements



                      ROMACORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS   (Continued)
                           (Dollars in Thousands)
                    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)



                                                 March 26,      March 28,
                                                    2000         1999
                                                 ---------     --------
   Current Liabilities:
       Accounts payable.......................   $ 4,291       $ 2,933
       Accrued interest.........................   2,134         2,291
       Current portion of store closure reserve.     100           100
       Checks written in excess of cash..........      -           296
       Other accrued liabilities.................  7,425         5,565
       Accrued income taxes....................      381             -
                                                  ------        ------
            Total current liabilities.......      14,331        11,185

   Senior notes................................   69,000        75,000
   Long-term debt.............................     8,242         5,290
   Store closure reserve......................       391           309
   Deferred gain on sale of assets..............     685             -
   Long-term insurance reserves.................       -         1,200
                                                  ------        ------
            Total liabilities.............        92,649        92,984
                                                  ------        ------
   Stockholder's Equity (Deficit):
   Common stock, $.01 par value; 2,000 shares
     authorized; 100 shares issued
     and outstanding......................             -             -
   Paid-in capital..........................      66,469        66,469
   Retained earnings (deficit):
       Dividends to Holdings...................  (75,368)      (75,351)
       Other..............................           (39)          215
                                                  ------        ------
         Total........................           (75,407)      (75,136)
            Total stockholder's equity
             (deficit).......................     (8,938)       (8,667)
                                                 -------       -------
       Total liabilities and stockholder's
         equity (deficit).....................   $83,711       $84,317
                                                 =======       =======



      The accompanying notes are an integral part of these consolidated financial statements

                   ROMACORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)


                                          For the Fiscal Year Ended
                                      March 26,    March 28,      March 29,
                                         2000         1999            1998
                                      ---------      --------    --------

   Net restaurant sales...........     $109,952      $ 93,213     $ 86,408
   Net franchise revenues......           9,145         8,723        8,482
                                        -------       -------      -------
        Total revenues.......           119,097       101,936       94,890

   Cost of sales...........              35,222        31,399       29,011
   Direct labor..............            34,422        28,836       26,694
   Other.....................            26,375        21,819       21,038
   General and administrative expenses   12,504         9,415        9,264
   Impairment of long-lived assets....      464             -            -
   Other loss provisions..............    1,022             -            -
                                        -------       -------      -------
        Total operating expenses....    110,009        91,469       86,007
                                        -------       -------      -------

   Operating income.................      9,088        10,467        8,883
   Other income (expense):
      Interest expense...............    (9,741)       (8,147)      (2,412)
      Miscellaneous..................       141           266            9
        Income (loss) before income taxes,
         cumulative effect of a change in
         accounting principle and
         extraordinary item............    (512)        2,586        6,480
   Provision (benefit) for income taxes:
      Current..................             594           778        3,138
      Deferred..................           (773)          147         (823)
                                        -------       -------      -------
                                           (179)          925        2,315
                                         -------      -------      -------
   Income (loss) before cumulative effect of
     a change in  accounting principle and
     extraordinary item.................   (333)        1,661        4,165
   Cumulative effect of a change in accounting
     principle, net of tax.........        (513)            -            -
   Extraordinary gain on early retirement
     of debt, net of tax...........         592             -            -
                                        -------       -------      -------
   Net income (loss)............         $ (254)      $ 1,661      $ 4,165
                                        =======       =======      =======

      The accompanying notes are an integral part of these consolidated financial statements


                        ROMACORP, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                            (Dollars in Thousands)


                                                 Additional
                                  Common Stock    Paid-In   Retained
                                Shares   Amount   Capital   Earnings   Total
                                -------  -------  -------   --------   -----
 Balances at March 23, 1997       100      $ -   $17,444     $9,683   $27,127
 Net income....................     -        -         -      4,165     4,165
                                 -----    ------ -------    -------   -------
 Balance at March 28, 1998...     100        -    17,444     13,848    31,292
 Net income from March 29, 1998
  to June 28, 1998.............     -        -         -      1,446     1,446
 Payable to affiliate contributed
    to capital.............         -        -    33,731          -    33,731
                                ------   ------  -------    -------   -------
 Balance at June 28, 1998         100     $  -   $51,175    $15,294   $66,469
                                ======   ======  =======    =======   =======
 Contribution of Holdings net assets
   to Romacorp, Inc. (Note 1)     100     $  -   $66,469    $     -   $66,469
 Dividend to Holdings.......        -        -         -    (75,351)  (75,351)
 Net income from June 29, 1998 to
   March 28, 1999...........        -        -         -        215       215
                                ------   ------  -------    -------   -------
  Balance at March 28, 1999....   100        -    66,469    (75,136)   (8,667)
 Dividend to Holdings........       -        -         -        (17)      (17)
 Net loss.................          -        -         -       (254)     (254)
                               ------    ------   ------    -------   --------
 Balance at March 26, 2000        100     $  -   $66,469   $(75,407)  $(8,938)
                               ======    ======  =======   =========  ========




      The accompanying notes are an integral part of these consolidated financial statements

                         ROMACORP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)

                                               For the Fiscal Year Ended
                                            March 26,   March 28,   March 29,
                                               2000       1999        1998
                                            -------      -------    -------
   Operating Activities:
   Net income (loss)....................      $(254)     $1,661     $4,165
   Adjustments to reconcile net income
    (loss) to net cash flows
    provided by operating activities:
      Depreciation and amortization..         6,652       5,750      5,260
      Amortization of pre-opening costs           -         920      1,937
      Amortization of debt issuance costs       452         337          -
     Deferred income taxes............         (773)        147       (823)
      Cumulative effect of a change in
       accounting principle, net of tax..       513           -          -
      Impairment of long-lived assets....       464           -          -
      Loss provisions...................      1,022           -          -
      Deferred gain on sale of assets.....      (32)          -          -
      Loss on disposal of assets........         20           -          -
      Gain on repurchase of Senior Notes..     (592)          -          -
    Change in assets and liabilities:
      Accounts receivable, net..........       (425)       (286)       122
      Notes receivable, net............         719          38         57
      Inventories of food and supplies...     1,968      (1,542)      (848)
      Preopening costs.................           -      (1,231)    (1,169)
      Other current assets...........           (91)       (468)       (71)
      Accounts payable..............          1,358       1,839        239
      Accrued interest.............            (157)      2,263        (18)
      Other accrued liabilities.....            642         868      1,023
      Income taxes payable.......                62           -          -
      Other................                     (35)       (452)         -
                                            -------      -------    -------
      Net cash flows provided by operating
           activities..............          11,513       9,844      9,874
                                            -------     -------    -------
   Investing Activities:
   Capital expenditures............         (15,092)    (15,067)   (10,610)
   Proceeds from sale of assets......         5,927       5,445          -
   Changes in other assets, net......           (93)         98        (76)
                                            -------     -------     -------
    Net cash flows used in investing
        activities...............            (9,258)     (9,524)   (10,686)
                                            -------      -------     -------
   Financing Activities:
   Proceeds from (repayments of)Senior
         Notes                              (4,823)      75,000          -
   Dividend to Holdings...............         (17)     (75,351)         -
   Net borrowings under line-of-credit
     agreement....................           2,952        5,290          -
   Debt issuance costs.............            (32)      (3,626)         -
   Payments of debt................              -       (1,333)      (444)
   Change in checks written in excess
    of cash                                   (296)         183       (294)
   Net change in payable to affiliate....        -         (483)     1,550
                                            ------       ------      ------
  Net cash flows provided by (used in)
       financing activities........         (2,216)        (320)       812
Net Change in Cash and Cash Equivalents         39            -          -
Cash and Cash Equivalents At Beginning
        of Year.........................         -            -          -
                                           -------       -------    -------
 Cash and Cash Equivalents At End of
    Year...........................            $39         $  -        $ -
                                           =======       =======    =======

   Supplemental cash flow information:
      Cash paid for interest.......         $9,729       $4,919       $278
                                           =======      =======    =======
      Cash paid for income taxes..            $267          $10        $ -
                                           =======      =======    =======

      The accompanying notes are an integral part of these consolidated financial statements


                        ROMACORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Note 1.  Organization, Operation and Basis of Presentation

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

   Note 2. Recapitalization

      The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization") effective June 28, 1998 was executed pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). In the Recapitalization that was executed by Holdings, NPC and Sentinel Capital Partners, L.P., Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel through certain affiliates ("Sentinel") held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes were issued by the Company. The Company paid Holdings a dividend of $75,351,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of Romacorp, Inc. retaining their historical value.

   Note 3.   Summary of Significant Accounting Policies

      Fiscal Year - The Company operates on a 52 or 53 week fiscal year ending on the last Sunday before the last Tuesday in March. The fiscal years ended March 26, 2000 and March 28, 1999, each contained 52 weeks. The fiscal year ended March 29, 1998 contained 53 weeks.

      Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. For each period presented, substantially all cash was in the form of depository accounts.

      Inventories - Inventories of food and supplies are valued at the lower of cost (first-in, first-out method) or market.

      Pre-opening Costs - Effective March 29, 1999, the Company adopted Statement of Position 98-5, "Accounting for Costs of Start-up
   Activities" ("SOP 98-5") which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a twelve month period, and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $777,000 in pre-opening costs, net of taxes of $264,000, were recorded during the first quarter of the fiscal year ended March
   26, 2000 as a change in accounting principle.

      Facilities and Equipment - Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture and equipment over the estimated useful life of the asset. Leasehold improvements are amortized on the straight-line method over the life of the lease or the life of the improvements whichever is shorter. Interest is capitalized with the construction of new restaurants as part of the asset to which it relates. Interest capitalized during fiscal years ended March 26, 2000, March 28, 1999, and March 29, 1998 was $236,000, $116,000 and $332,000, respectively.

      Long-lived Assets - The Company applies the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") in accounting for its long-lived assets, which requires the write-down of certain intangibles and tangible property associated with under-performing sites. The Company reviews the assets related to store sites on a periodic basis and when events occur or circumstances indicate that the asset value of a store is not recoverable, the Company evaluates that store for impairment based on estimated future nondiscounted cash flows attributable to that store. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgements and projections as considered necessary. The effect of applying SFAS 121 resulted in a reduction of facilities and equipment of $464,000 in the fiscal year ended March 26, 2000.

      Goodwill - Goodwill represents the excess of cost over the identifiable net assets acquired and is amortized on the straight-line method over periods ranging from 25 to 40 years.

      Franchise Revenue - The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales, in return for operational support, product development, marketing programs and various administrative services. Royalty revenue is recognized on the accrual basis, although initial fees are not recognized until the franchisee's restaurant is opened. Fees for granting exclusive development rights to specific geographic areas are recognized when the right has been granted and cash received is non-refundable. Net franchise revenue is presented net of direct expenses, which include labor, travel and related costs of Franchise Business Managers, who operate as liaisons between the franchise community and the franchisor. Direct costs also include bad debt expense and opening costs, consisting primarily of training expenses. Franchisees also participate in national and local marketing programs, which are managed by the Company. The related funding for these programs is separate and not included in the accompanying financial statements.

       Fair Value of Financial Instruments - See Note 8 for a discussion of the fair value of the Company's Senior Notes. As of March 26, 2000 and March 28, 1999, the fair value of the Company's remaining financial instruments, including cash equivalents, approximates their carrying value.

       Income Taxes -   The Company's results prior to June 28, 1998, were
   included in the consolidated federal income tax return of NPC International, Inc. As a result of the Recapitalization (see Note 2), the Company began filing its own federal income tax return subsequent to June 28, 1998. The provisions for income taxes, reflected in the accompanying statements, were calculated for the Company on a separate return basis in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

       Insurance Reserves - The Company is self-insured for certain risks and is covered by insurance policies for other risks. The Company maintains reserves for their policy deductibles and other program expenses using case basis evaluations and other analyses. The reserves include estimates of future trends in claim severity and frequency, and other factors, which could vary as claims are ultimately settled. Reserve estimates are continually reviewed and adjustments are reflected in current operations. Changes in deductible amounts could impact both the establishment of future reserves and/or the rate of premiums incurred.

       Advertising Costs - Advertising costs are expensed as incurred. The Company incurred approximately $3,700,000, $2,700,000, and $2,700,000 of such costs during the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively.

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

       Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform to classifications used in the current year.

   Note 4.  Accounts Receivable

       Accounts receivable consists of the following:

                                            March 26,       March 28,
                                              2000            1999
                                            ---------      ---------
                                            (Dollars in thousands)
   Franchise receivables............        $1,438           $1,303
   Other receivables................           738              408
                                           -------          -------
                                             2,176            1,711
   Allowance for doubtful accounts......      (114)             (74)
                                           -------          -------
        Net receivables..............       $2,062           $1,637
                                           =======          =======

      Franchise receivables represent royalties due based on a percent of sales at the franchisees' Tony Roma's restaurants, and for other services provided, and fees assessed in accordance with the franchise agreement. Other receivables include amounts due for the sale of raw materials, principally ribs, which the Company has sold from its supply to distributors and franchisees. Other receivables also includes "banquet" sales to significant individual customers and other miscellaneous items.

      The Company generally does not require collateral on the accounts, but has the right to terminate the franchise agreement in the event the royalties becomes uncollectible.

   Note 5.  Facilities and Equipment

      Facilities and equipment consists of the following:

                                       Estimated    March 26,    March 28,
                                     Useful Life       2000         1999
                                      ----------    ---------   ---------
                                                   (Dollars in thousands)
   Land.........................                      $14,594    $14,371
   Buildings....................     15-30 years       29,913     26,374
   Leasehold improvements...........  5-20 years       14,356     12,050
   Furniture and equipment.......     3-10 years       20,091     17,112
   Construction in progress........                     4,103      4,756
                                                      -------    -------
                                                       83,057     74,663
   Less accumulated depreciation and
       amortization..................                 (22,353)   (17,617)
                                                     --------    --------
   Net facilities and equipment.......                $60,704    $57,046
                                                      =======    =======

   Note 6. Accrued Liabilities

    Accrued liabilities consists of the following:

                                           March 26,       March 28,
                                              2000            1999
                                           ---------       ---------
                                            (Dollars in thousands)
   Compensation and related taxes.......     $2,540          $2,129
   Insurance claims and administration..      1,284             812
   Taxes other than income and payroll        1,324             961
   Gift certificates..................          851             595
   Other.......................               1,426           1,068
                                            -------         -------
        Total accrued liabilities......      $7,425          $5,565
                                            =======         =======

   Note 7. Income Taxes

    The provision (benefit) for income taxes consists of the following:

                                          For the Fiscal Year Ended
                                      March 26,    March 28,   March 29,
                                         2000        1999         1998
                                      ---------     --------    --------
                                           (Dollars in thousands)
   Current:
      Federal......................      $264         $533       $2,755
      State........................        50           25           99
      Foreign......................       280          220          284
                                      -------      -------      -------
                                          594          778        3,138

   Deferred:
      Federal.......................     (773)         147         (723)
      State.........................        -            -          (26)
      Foreign.......................        -            -          (74)
                                        -------     -------     -------
                                         (773)         147         (823)
                                        -------     -------     -------
   Income tax expense (benefit)......   $(179)        $925       $2,315
                                        =======    =======      =======

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes, cumulative effect of change in accounting principle and extraordinary item are as follows:

                                          For the Fiscal Year Ended
                                      March 26,   March 28,   March 29,
                                         2000       1999        1998
                                       --------  --------    ---------
                                          (Dollars in thousands)
   Tax computed at statutory rate....   $(179)    $905        $2,268
   Goodwill amortization..............    242      244           249
   Tax credits.......................    (292)    (264)         (372)
   State taxes, net of federal effect,
     and other.......................      50       40           170
                                     --------   -------      -------
   Provision for income taxes........   $(179)    $925        $2,315
                                     ========   =======     ========

       During the fiscal year ended March 26, 2000, an income tax benefit of $264,000 was recorded as a cumulative effect of a change in accounting principle and income tax expense of $319,000 was recorded as extraordinary gain on early retirement of debt.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     March 26,   March 28,
                                                      2000        1999
                                                    ---------   ---------
   Deferred tax assets:                           (Dollars in thousands)
      Insurance reserves................               $303        $551
      Store closure reserves............                167         139
      Accrued vacation..................                256         199
      Depreciation and asset impairment
        adjustments....................               1,227         700
      Allowance for doubtful accounts.....               39          25
      Joint venture reserves...............             461           -
      Deferred gain......................               233           -
      Other, net.........................               210         509
                                                    -------     -------
          Total deferred tax assets.........          2,896       2,123
                                                    -------     -------
   Deferred tax liabilities:
      Pre-opening expenses................               -          264
                                                   -------      -------
   Net deferred tax assets................           2,896        1,859
      Current..........................                755          217
                                                   -------      -------
      Non-current......................             $2,141       $1,642
                                                   =======      =======

       A valuation allowance against deferred taxes is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that no valuation allowance is necessary.

   Note 8.  Senior Notes

      In conjunction with the Recapitalization on June 28, 1998, the Company issued $75 million of 12% Senior Notes due July 1, 2006 (the "Senior Notes"). Interest on the notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year commencing January 1, 1999. As of March 26, 2000 and March 28, 1999, the amounts outstanding were $69.0 million and $75.0 million, respectively. The Senior Notes are secured by substantially all of the assets of the Company. However, the debt outstanding under the Company's revolving credit facility has a first priority lien on these same assets. See Note 9 for a discussion of the revolving credit facility.

      During February 2000, the Company repurchased $6.0 million face value of its Senior Notes on the open market at an average price of $803.75 per $1,000 principal amount. To accomplish this repurchase, the Company obtained a waiver of certain restrictions associated with its revolving credit facility. The repurchase of the Senior Notes resulted in extraordinary gains, net of the write-off of associated debt issuance costs and the effect of income taxes, of $592,000. See Note 9 for a discussion of additional repurchases of Senior Notes that occurred in April 2000.

      As of March 26, 2000, the fair value of the remaining Senior Notes is estimated to be in the range of $55.5 million and $58.0 million based on the quoted market rates for the debt. As of March 28, 1999, the fair value of the Senior Notes was estimated to be in the range of $72.0 million and $73.5 million.

   Note 9.  Long-term Debt

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

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement") which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25 million until April 2001; $24 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003 at which time the maximum borrowing is reduced to $5.5 million. The Amended Credit Agreement expires in April 2005. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million.

   Note 10. Commitments

      The Company leases certain restaurant equipment and buildings under operating leases. Rent expense for the fiscal years ended March 26, 2000, March 28, 1999, and March 29, 1998 was $4,960,000, $3,879,000, and
   $3,879,000, respectively. Included in these amounts were additional rentals of approximately $775,000, $724,000, and $712,000 for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998, respectively, which are based upon a percentage of sales in excess of a base amount as specified in the lease. The majority of the Company's leases contain renewal option(s) for 5 to 10 years. Renewal of the remaining leases is dependent on mutually acceptable negotiations.

       At March 26, 2000, minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

        Fiscal Year
                                     (Dollars in thousands)
        2001............................      $4,172
        2002............................       3,993
        2003............................       3,645
        2004............................       3,351
        2005............................       3,215
        Thereafter.......................     22,246
                                             -------
                                             $40,622
                                             =======

      In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, eleven restaurants at a price not to exceed $1.75 million each or $19.3 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value. This commitment originally was to expire on June 30, 2000 but has been extended for a time sufficient to complete transactions related to three additional properties in the fiscal year ending March 25, 2001.

       During the fiscal years ended March 26, 2000 and March 28, 1999, the Company completed $5.9 million and $5.5 million of sale-leaseback transactions, respectively. The transactions during the fiscal year ended March 26, 2000 resulted in a deferred gain of $717,000. This deferred gain is being recognized over the 15-year initial term of the new leases.

   Note 11.  Summarized Financial Information

      Summarized financial information for Romacorp Inc., excluding the assets, liabilities, and operations of its wholly-owned subsidiaries, is as follows (in thousands):

                                       For the Fiscal Year Ended
                                     -------------------------------
                                    March 26,   March 28,   March 29,
                                      2000        1999        1998
                                     --------    --------    --------
   Total revenues........            $109,705     $93,213    $86,408
   Total operating expense....        109,235      92,120     86,496
   Operating income (loss)....            471       1,093        (88)
   Loss before income taxes....        11,945       7,987       3,147
   Net loss..............               7,691       5,210       2,093

                                     March 26,    March 28,   March 29,
                                       2000          1999       1998
                                     -------     --------   ----------
   Current assets.............        $5,340       $6,388      $3,275
   Noncurrent assets........          95,694       88,421      74,957
   Current liabilities........         5,930        2,183       1,641
   Noncurrent liabilities.....        78,318      101,293      45,299


   Note 12. Related Party Transactions

      In June 1998, the Company entered into a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") whereby NPC continued to provide administrative services to the Company for an initial fee of $16,000 per week for a period of up to one year. Services provided included accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS System. Effective March 29, 1999, the Company amended the contract whereby services will continue through July 2001 with a weekly base service fee of $14,300 during fiscal 2000, $15,000 during fiscal 2001, and $15,750 during fiscal 2002. In addition to the base fee, an incremental weekly fee shall be paid for each restaurant opened on or after March 29, 1999 in the amount of $160 for fiscal 2000, $170 for fiscal 2001 and $180 for fiscal 2002. Pursuant to the Transition Services Agreement, the Company paid NPC $777,000 and $564,000 during fiscal 2000 and fiscal 1999, respectively.

      The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per year for the first two years of the term of the management agreement and $500,000 per year thereafter, and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $313,000 and $231,000 during fiscal 2000 and fiscal 1999, respectively.