Form 10-Q
period 2000-06-25
ROMACORP INC
filed 2000-08-08
CIK 1067457

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10 - Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   June 25, 2000

                                   OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________ to ____________

                 Commission file number  333-62615


                               ROMACORP, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                 13-4010466
    -----------------------------                ---------------
   (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

               9304 Forest Lane, Suite 200, Dallas, Texas 75243
              -------------------------------------------------
                 (Address of principal executive offices)

                             (214) 343-7800
            --------------------------------------------------
           (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes X      No

      As of August 1, 2000, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.



                                   ROMACORP, INC.
                                 TABLE OF CONTENTS



   PART 1.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

      Condensed Consolidated Balance Sheets
        June 25, 2000 and March 26, 20001... . . . . . . . . . . . . . 1

      Condensed Consolidated Statements of Operations
        For the Thirteen Weeks Ended
        June 25, 2000 and June 27, 1999. . . . . . . . . . . . . . . . 3

      Condensed Consolidated Statements of Cash Flows
        For the Thirteen Weeks Ended
        June 25, 2000 and June 27, 1999. . . . . . . . . . . . . . . . 4

      Notes to Condensed Consolidated Financial Statements . . .  . .  5

   ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . 7

   ITEM 3.  Quantitative and Qualitative Disclosures about Market
             Risk . . . . . . . . . . . . . . . . . . . . . . . . . . 10

   PART II. OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 11





   PART 1.  FINANCIAL INFORMATION
   ITEM 1.  Financial Statements

                          ROMACORP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                    ASSETS


                                                    (UNAUDITED)
                                                      June 25,   March 26,
                                                       2000        2000
                                                     ---------   ---------
   Current Assets:
      Cash and cash equivalents. . . . . . . . . .    $1,618     $   39
      Accounts receivable, net . . . . . . . . . .     1,528      2,062
      Inventories of food and supplies . . . . . .     1,052      1,083
      Deferred income tax asset. . . . . . . . . .       781        755
      Prepaid expenses . . . . . . . . . . . . . .     1,375      1,138
      Other current assets . . . . . . . . . . . .        31         26
                                                       -----      -----
           Total current assets. . . . . . . . . .     6,385      5,103


   Facilities and equipment, net . . . . . . . . .    61,291     60,704
   Goodwill, net of accumulated amortization of
     $6,101 and $5,918, respectively . . . . . . . .  12,875     13,059
   Deferred income tax asset . . . . . . . . . . .     2,243      2,141
   Other assets. . . . . . . . . . . . . . . . . .       268        245
   Debt issuance costs, net of accumulated amortization
      of $624 and $452, respectively . . . . . . . .   1,986      2,459
                                                     -------    -------
       Total assets. . . . . . . . . . . . . . . .   $85,048    $83,711
                                                     =======    =======


   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          ROMACORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS   (Continued)
                             (Dollars in Thousands)
                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                 (UNAUDITED)
                                                  June 25,    March 26,
                                                    2000        2000
                                                  -------     --------
    Current Liabilities:
       Accounts payable. . . . . . . . . . . .     $3,537      $4,291
       Accrued interest. . . . . . . . . . . . . .  3,560       2,134
       Current portion of store closure reserve. .    100         100
       Other accrued liabilities . . . . . . . .    9,346       7,425
       Accrued income taxes. . . . . . . . . . . .    435         381
                                                   ------      ------
            Total current liabilities. . . . . .   16,978      14,331

   Senior notes. . . . . . . . . . . . . . . .     57,000      69,000
   Long-term debt. . . . . . . . . . . . . . .     18,399       8,242
   Store closure reserve . . . . . . . . . . .        363         391
   Deferred gain on sale of assets . . . . . .        673         685
                                                   ------      ------
            Total liabilities. . . . . . . . .     93,413      92,649
                                                   ------      ------

   Stockholder's Equity (Deficit):
   Common stock, $.01 par value; 2,000 shares
     authorized; 100 shares issued and outstanding      -           -
   Paid-in capital . . . . . . . . . . . . . . .   66,469      66,469
   Retained earnings (deficit):
       Dividend to Holdings. . . . . . . . . .    (75,368)    (75,368)
       Other . . . . . . . . . . . . . . . . . .      534         (39)
                                                   ------      ------
          Total . . . . . . . . . . . . . . . .   (74,834)    (75,407)
                                                   ------      ------
            Total stockholder's equity (deficit).  (8,365)     (8,938)
                                                   ------      ------
       Total liabilities and stockholder's
         equity (deficit). . . . . . . . . . . .  $85,048     $83,711
                                                   ======      ======



   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        ROMACORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands)
                                 (UNAUDITED)

                                                 Thirteen Weeks Ended
                                            -----------------------------
                                            June 25, 2000   June 27, 1999
                                            -------------   -------------

   Net restaurant sales. . . . . . . .          $31,796       $26,516
   Net franchise revenue . . . . . . .            2,417         2,188
                                                 ------        ------
        Total revenues . . . . . . . .           34,213        28,704

   Cost of sales . . . . . . . . . . .           11,677         8,412
   Direct labor. . . . . . . . . . . .           10,163         8,174
   Other . . . . . . . . . . . . . . .            7,612         6,225
   General and administrative expenses . . .      3,471         3,018
                                                 ------        ------
        Total operating expenses . . . . . .     32,923        25,829

      Operating income. . . . . . . . . . .       1,290         2,875
      Other income (expense):
        Interest expense . . . . . . . . . . .   (2,271)       (2,433)
        Miscellaneous income (expense) . . . .       (4)           28
                                                 ------        ------

   Income (loss) before income taxes, cumulative
    effect of a change in accounting principle
     and extraordinary item. . . . . . . . . .     (985)          470

   Provision (benefit) for income taxes. . . .     (344)          165
                                                 ------        ------

   Income (loss) before cumulative effect of
    a change in accounting principle and
      extraordinary item . . . . . . . . . . .     (641)          305
   Cumulative effect of a change in accounting
     principle, net of tax . . . . . . . . . .        -          (513)
   Extraordinary gain on early retirement of debt,
     net of tax. . . . . . . . . . . . . . . .    1,214             -
                                                 ------        ------
   Net income (loss) . . . . . . . . . . . . .     $573         $(208)
                                                 ======          =====

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                ROMACORP INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                              (UNAUDITED)

                                                Thirteen Weeks Ended
                                             ----------------------------
                                             June 25, 2000   June 27,1999
                                             -------------   ------------
   Operating Activities:
   Net income (loss) . . . . . . . . . . . . . .    $573         $(208)
   Non-cash items included in net income (loss):
      Depreciation and amortization. . . . . . .   1,726         1,488
      Amortization of debt issuance costs. .          91            81
      Deferred income taxes. . . . . . . . . . .    (128)         (119)
      Cumulative effect of a change in accounting
       principle . . . . . . . . . . . . . . . .       -           513
      Deferred gain on sale of assets. . . . . .     (12)           (3)
      Gain on repurchase of Senior Notes . . . .  (1,214)            -
   Changes in assets and liabilities:
      Accounts receivable, net . . . . . . . . .     534           469
      Inventories of food and supplies . . . . .      31           167
      Notes receivable . . . . . . . . . . . . .       -             4
      Other current assets . . . . . . . . . . .    (242)          187
      Accounts payable . . . . . . . . . . . . .    (754)         (311)
      Accrued interest . . . . . . . . . . . . .   1,426         2,216
      Other accrued liabilities. . . . . . . . .   1,685          (154)
      Income taxes payable . . . . . . . . . . .    (600)            -
      Other. . . . . . . . . . . . . . . . . . .      (9)          137
                                                   -----         -----
      Net cash flows provided (used) by
        operating activities . . . . . . . . . .   3,107         4,467
                                                   -----         -----
   Investing Activities:
   Capital expenditures, net . . . . . . . . . .  (2,120)       (3,603)
   Proceeds from sale of assets. . . . . . . . .       -         3,905
   Changes in other assets, net. . . . . . . . .     (23)           (4)
                                                   -----         -----
     Net cash flows provided (used) by
      investing activities . . . . . . . . . . .  (2,143)          298
                                                   -----         -----
   Financing Activities:
   Repayments of Senior Notes. . . . . . . . . .  (9,600)            -
   Net borrowings under line-of-credit agreement  10,365        (3,950)
   Debt issuance costs . . . . . . . . . . . . .    (150)            -
   Change in checks written in excess of cash. .       -          (296)
                                                   -----         -----
   Net cash flows provided (used) by financing
     activities. . . . . . . . . . . . . . . . .     615        (4,246)
                                                   -----         -----
   Net Change in Cash and Cash Equivalents . . .   1,579           519
   Cash and Cash Equivalents At Beginning of Period   39             -
                                                   -----         -----
   Cash and Cash Equivalents At End of Period. .  $1,618          $519
                                                   =====         =====

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   ROMACORP, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


   Note 1 - Basis of Consolidation and Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended June 25, 2000 are not necessarily an indication of the results that may be expected for the fiscal year ending March 25, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended March 26, 2000. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 26, 2000 consolidated financial statements.

       The condensed consolidated financial statements of Romacorp, Inc. and subsidiaries (the "Company") include the Company's operation of its owned restaurants and franchise revenue from franchisees' use of trademarks and other proprietary information in the operation of Tony Roma's restaurants. The Company maintains its corporate office in Dallas, Texas, and through its subsidiaries provides menu development, training, marketing and other administrative services related to the operation of the Tony Roma's concept. All intercompany transactions between Romacorp, Inc. and its subsidiaries have been eliminated.

       Certain items have been reclassified in the accompanying condensed consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported net income.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Note 2 - Recapitalization

       The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the " Recapitalization") effective June 28, 1998 was executed pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). In the Recapitalization that was executed by Holdings, NPC and Sentinel Capital Partners, L.P. ("Sentinel"), Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel, through certain affiliates, held 80% of the equity of Holdings. In conjunction with this transaction, $75.0 million of 12% Senior Notes due July 1, 2006 (the "Senior Notes") were issued by the Company. The Company paid Holdings a dividend of $75,351,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of the Company retaining their historical value.


      The summarized financial information for Romacorp, Inc., excluding the assets, liabilities, and operations of its wholly owned subsidiaries, is as follows (dollars in thousands):


                                                Thirteen Weeks Ended
                                                     (Unaudited)
                                            -------------------------------
                                            June 25, 2000     June 27, 1999
                                            -------------     -------------
   Total revenues. . . . . . . . . .           $30,891           $26,516
   Total operating expenses. . . . . .          32,210            25,941
   Operating income (loss) . . . . . . .        (1,319)              575
   Loss before income taxes. . . . . . .        (1,967)           (2,211)
   Net loss. . . . . . . . . . . . .            (1,279)           (1,438)


                                           June 25, 2000     March 26, 2000
                                           -------------     --------------
   Current assets. . . . . . . . . .          $(20,639)         $(20,172)
   Noncurrent assets . . . . . . . .            76,369            75,522
   Current liabilities . . . . . . .             8,300             5,930
   Noncurrent liabilities. . . . . .            76,435            78,318


   Note 3 - Senior Notes

       In conjunction with the Recapitalization on June 28, 1998, the Company issued the Senior Notes. Interest on the notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year commencing January 1, 1999. As of June 25, 2000 and March 26, 2000, the amounts outstanding were $57.0 million and $69.0 million, respectively. The Senior Notes are secured by substantially all of the assets of the Company. However, the debt outstanding under the Revolving Credit Facility (the "Revolving Credit Facility") has a first priority lien on these same assets.

       During February 2000, the Company repurchased $6.0 million face value of its Senior Notes on the open market at an average price of $803.75 per $1,000 principal amount. To accomplish this repurchase, the Company obtained a waiver of certain restrictions associated with its Revolving Credit Facility. During April 2000, the Company increased its borrowing capacity under the Revolving Credit Facility and repurchased an additional $12.0 million face value of its Senior Notes at an average price of $800 per $1,000 principal amount. The repurchases of the Senior Notes in February 2000 and April 2000 resulted in extraordinary gains, net of the write-off of associated debt issuance costs and the effect of income taxes, of $592,000 and $1.2 million, respectively. See Note 4 for a discussion of the Revolving Credit Facility.

   Note 4 - Long-term Debt

       Long-term debt consists of a note payable to a bank under a Revolving Credit Facility which is secured by substantially all of the assets of the Company. Prior to April 2000, the Revolving Credit Facility bore interest at the Company's option of prime rate or up to LIBOR plus 2.25% and the maximum credit available under the facility was $15.0 million.

       In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement") which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003 at which time the maximum borrowing is reduced to $5.5 million. The Amended Credit Agreement expires in April 2005. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR or monthly for prime rate advances. In addition, a commitment fee based on an annual rate of .375% is payable monthly on all unused commitments. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million.


   Note 5 - Commitments

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

   Note 6 - Recently Issued Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until the Company's first quarter financial statements in fiscal 2002. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.




   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Introduction

       Romacorp, Inc. ("Romacorp" and the "Company") is the operator and franchisor of the largest national, casual dining chain specializing in ribs with 227 restaurants located in 28 states in the United States and in 20 foreign countries and territories. As of June 25, 2000, the Company operated 59 Company-owned and one joint-venture restaurant in 13 states and, through its subsidiaries, franchised 97 restaurants in 20 states and 70 restaurants in international locations. Results of the joint venture restaurant are not included in the Company's financial statements.

   Management Changes

       In June 2000, the Company announced the departure of Robert B. Page as President and Chief Executive Officer. Other management changes that occurred during June 2000 included the departures of Jeff
   Waldrop, Vice President of Operations; Scott Knode, Vice President of Real Estate and Development; and Ron Long, Vice President of Purchasing. In addition, David Groll joined the Company as Vice President, Food and Beverage in June 2000 and Terry Hamblen joined the Company as Vice President, Purchasing in July 2000. The Company is actively recruiting to fill the President and Vice President of Operations positions at the date of this filing. During the interim period, Richard A. Peabody, Vice President, Finance and Chief
   Financial Officer has been named President (Acting).


   Results of Operations

       The Company receives revenues from restaurant sales, franchise fees and royalties. Net franchise revenues include franchise fees and royalty income and is presented net of direct expenses associated with the franchising of the Tony Roma's concept. Cost of sales relates to food, beverage and paper costs. Direct labor costs include salaries, benefits, bonuses and related taxes for restaurant personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, property taxes and insurance among other costs directly associated with operating a restaurant facility.

       The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

                                                Thirteen Weeks Ended
                                            ------------------------------
                                            June 25, 2000    June 27, 1999
                                            -------------    -------------
                                                      (Unaudited)
   REVENUES:
     Net restaurant sales. . . . . . . . .      92.9%            92.4%
     Net franchise revenue . . . . . . . .       7.1%             7.6%
                                               -----            -----
                                               100.0%           100.0%
                                               =====            =====
   COST AND EXPENSES:
     Cost of sales (1) . . . . . . . . . .      36.7%            31.7%
     Direct labor (1). . . . . . . . . . .      32.0%            30.8%
     Other (1) . . . . . . . . . . . . . .      23.9%            23.5%
     General and administrative expenses. . .   10.1%            10.5%
     Operating income. . . . . . . . . . .       3.8%            10.0%

    (1) As a percentage of net restaurant sales.

   Comparison of Operating Results for the Thirteen Weeks Ended June 25, 2000 with the Thirteen Weeks Ended June 27, 1999

       Net restaurant sales. Net restaurant sales for the quarter ended June 25, 2000 were $31.8 million, representing an increase of $5.3 million, or 19.9% above the $26.5 million reported during the same period of the prior year. This increase is due primarily to an increase in the number of Company-owned restaurants and a 4.1% sales increase at comparable stores. There were 59 Company-owned restaurants at June 25, 2000 compared to 52 restaurants at June 27, 1999.

       Net franchise revenues. Net franchise revenues increased $229,000 to $2.4 million for the quarter, due primarily to increases in royalty income and franchise fees. Comparable sales at franchisee operated restaurants increased 4.2% for the quarter. The revenue increase was partially offset by an increase in franchise support services. During the quarter ended June 25, 2000, franchisees opened three restaurants and closed four restaurants.

       Cost of sales. Cost of sales as a percentage of net restaurant sales increased to 36.7% from 31.7% for the same quarter of the prior year. This increase is due primarily to a significant increase in the Company's average cost of baby-back ribs during the quarter as well as increased beverage and paper costs. During the quarter, the Company's usage of baby-back ribs exceeded its contracted commitments from its suppliers resulting in product purchases on the open market during a period of low availability.

       Direct labor. Direct labor as a percentage of net restaurant sales increased to 32.0% from 30.8% for the same quarter of the prior year due primarily to higher average hourly rates and increased management staffing levels.

       Other. Other operating expenses for the quarter increased $1.4 million to $7.6 million or 23.5% of net restaurant sales from $6.2 million or 23.3% of net restaurant sales for the same quarter of the prior year. This increase is due primarily to the effect of restaurants that have opened or closed during the current or prior fiscal year.

       General and administrative expenses. General and administrative expenses for the quarter were $3.5 million, representing an increase of $453,000 above the $3.0 million reported during the same quarter of the prior year. This increase is due primarily to expenses that were accrued related to management changes that were announced during the quarter and incremental field supervision costs related to the unit growth that occurred during the prior year partially offset by lower pre-opening expenses during the current year.

       Interest expense. Interest expense for the quarter was $2.3 million, representing a decrease of $162,000 below the $2.4 million that was reported during the same quarter of the prior year. The decrease is due to the elimination of $3.6 million of debt as the Company has utilized the Revolving Credit Facility to repurchase Senior Notes with a face value of $18.0 million, thereby converting an additional $14.4 million of Senior Note indebtedness to the Revolving Credit Facility which bears a lower interest rate. Further interest expense reductions occurred due to the write-off of loan costs related to the repurchased Senior Notes, amortization of which is treated as interest expense.

       Tax provision. An income tax benefit for the quarter has been provided for based on an effective tax rate of approximately 35% of the income (loss) before income taxes, cumulative effect of a change in accounting principle and extraordinary item.

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

       Extraordinary gain on early retirement of debt. During the first quarter of fiscal 2001, the Company repurchased Senior Notes with a face value of $12.0 million at a discount resulting in an after-tax gain of $1.2 million.

   Liquidity and Capital Resources

       The Company has a working capital deficit of $10.6 million at June 25, 2000, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit increased from $9.2 million at March 26, 2000 due to increases in accrued interest and accrued liabilities.

       Concurrently with the consummation of the Recapitalization and the issuance of $75.0 million in Senior Notes, the Company entered into the Revolving Credit Facility. This five-year Revolving Credit Facility initially provided for borrowings in an aggregate principal amount of up to $15.0 million with interest, at the Company's option, of prime rate or up to six-month LIBOR plus 2.25%. A commitment fee of .375% is payable monthly on any unused commitments. During the fourth quarter of fiscal 2000, the Company utilized $4.8 million of the Revolving Credit Facility to repurchase $6.0 million of the Senior Notes.

       In April 2000, the Company entered into the Amended Credit Agreement which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003 at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company expects to pay the maximum interest rate during the first year of the Amended Credit Agreement. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of June 25, 2000, $18.4 million was outstanding under the Revolving Credit Facility.

       In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, eleven restaurants at a price not to exceed $1.75 million each or $19.0 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value. This commitment originally was to expire on June 30, 2000 but has been extended for a time sufficient to complete transactions related to three additional properties. During fiscal 1999, $5.4 million of sale-leaseback transactions were completed. During fiscal 2000, an additional $5.9 million of sale-leaseback transactions were completed resulting in total deferred gain under the arrangement of $717,000. This deferred gain is reflected on the Consolidated Balance Sheets and will be recognized over the 15-year initial term of the new leases.

       The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations, the Revolving Credit Facility, as amended, and the commitment from a financial group to purchase and leaseback eleven restaurant properties.

       Cash flow provided by operating activities for the quarter ended June 25, 2000 was $3.1 million compared to $4.5 million during the same period of the prior year. Capital expenditures were $2.1 million for the quarter ended June 25, 2000 and were funded primarily through cash flow from operations. Approximately $1.7 million of these capital expenditures were for the construction of new or relocated stores.

   Forward Looking Comments

       The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements that are not historical facts contained herein are forward looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations; the impact of competing restaurants and concepts; new product introductions; product mix and pricing; the cost of commodities and other food products; labor shortages and costs and other risks detailed in filings with the Securities and Exchange Commission.

   ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

       The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.



       The Company's exposure to interest rate risk relates to the variable rate Revolving Credit Facility which is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of March 26, 2000 would be immaterial.

        Baby-back ribs represent approximately 25% of the Company's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the price of ribs could significantly increase the Company's cost of sales and adversely effect the business, results of operations and financial condition of the Company. The Company actively manages its rib costs through supply commitments in advance of a specific need. However, the arrangements are terminable at will at the option of either party without prior notice. Therefore, there can be no assurance that any of the supply commitments will not be terminated in the future. As a result, the Company is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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



   PART II. OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

        The following report on Form 8-K was filed during the quarter covered by this report:

        The Company filed a report on Form 8-K with the Securities and Exchange Commission dated June 8, 2000, reporting under Item 5 that its President and Chief Executive Officer, Robert B. Page, was no longer with the Company and the appointment of Richard A. Peabody as President (Acting) on an interim basis.




                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ROMACORP, INC.


   Date: August 8, 2000              By: /s/Richard A. Peabody
                                         ---------------------------------
                                         President (Acting) & Chief Financial
                                          Officer
                                         (Principal Financial and Accounting
                                           Officer)