Form 10-Q
period 2000-09-24
ROMACORP INC
filed 2000-11-07
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 333-62615

ROMACORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4010466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9304 Forest Lane, Suite 200, Dallas, Texas 75243
 (Address of principal executive offices)

                        (214) 343-7800
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X                No

     As of November 1, 2000, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                   Condensed Consolidated Balance Sheets
                       September 24, 2000 and March 26, 2000                                                           1

                   Condensed Consolidated Statements of Operations
                        For the Thirteen and Twenty-Six Weeks Ended
                        September 24, 2000 and September 26, 1999                                                     3

                   Condensed Consolidated Statements of Cash Flows
                        For the Twenty-Six Weeks Ended
                        September 24, 2000 and September 26, 1999                                                      4

                   Notes to Condensed Consolidated Financial Statements                                       5

ITEM 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                        7

ITEM 3.     Quantitative and Qualitative Disclosures of Market Risks                                    11

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                                                        13

PART 1.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS
	(UNAUDITED)
	September 24, 2000	March 26, 2000

Current Assets:
Cash and cash equivalents	$809	$39
Accounts receivable, net	1,681	2,062
Inventories of food and supplies	972	1,083
Deferred income tax asset	760	755
Prepaid expenses	1,473	1,138
Income tax receivable	218	-
Other current assets	26	26

Total current assets	5,939	5,103

Facilities and equipment, net	60,273	60,704
Goodwill, net of accumulated amortization of $6,285 and $5,918, respectively	12,692	13,059
Deferred income tax asset	2,353	2,141
Other assets	189	245
Debt issuance costs, net of accumulated amortization of $715 and $452, respectively	1,895	2,459

Total assets	$83,341	$83,711

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY

	(UNAUDITED)
	September 24, 2000	March 26, 2000

Current Liabilities:
Accounts payable	$3,230	$4,291
Accrued interest	1,859	2,134
Current portion of store closure reserve	100	100
Other accrued liabilities	8,553	7,425
Accrued income taxes	-	381

Total current liabilities	13,742	14,331

Senior notes	57,000	69,000
Long-term debt	20,577	8,242
Store closure reserve	367	391
Deferred gain on sale of assets	670	685

Total liabilities	92,356	92,649

Stockholder's Equity (Deficit):
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	-	-
Paid-in capital	66,469	66,469
Retained earnings (deficit):
Dividend to Holdings	(75,368)	(75,368)
Other	(116)	(39)

Total	(75,484)	(75,407)

Total stockholder's equity (deficit)	(9,015)	(8,938)

Total liabilities and stockholder's equity (deficit)	$83,341	$83,711

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 24, 2000	September 26, 1999	September 24, 2000	September 26, 1999

Net restaurant sales	$30,740	$26,651	$62,536	$53,167
Net franchise revenue	2,356	2,145	4,773	4,333

Total revenues	33,096	28,796	67,309	57,500

Cost of sales	11,146	8,631	22,823	17,043
Direct labor	9,824	8,301	19,987	16,475
Other	8,038	6,618	15,650	12,843
General and administrative expenses	2,784	2,929	6,255	5,947

Total operating expenses	31,792	26,479	64,715	52,308

Operating income	1,304	2,317	2,594	5,192
Other income (expense):
Interest expense	(2,363)	(2,479)	(4,634)	(4,912)
Miscellaneous income	54	37	50	65

Income (loss) before income taxes, cumulative
effect of a change in accounting principle and
extraordinary item	(1,005)	(125)	(1,990)	345

Provision (benefit) for income taxes	(355)	(44)	(699)	121

Income (loss) before cumulative effect of a change
in accounting principle and extraordinary item	(650)	(81)	(1,291)	224
Cumulative effect of a change in accounting
principle, net of tax	-	-	-	(513)
Extraordinary gain on early retirement of debt,
net of tax	-	-	1,214	-

Net loss	$(650)	$(81)	$(77)	$(289)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)
	Twenty-Six Weeks Ended
	September 24, 2000	September 26, 1999
Operating Activities:
Net loss	$(77)	$(289)
Non-cash items included in net loss:
Depreciation and amortization	3,517	3,082
Amortization of debt issuance costs	182	225
Deferred income taxes	(217)	(269)
Cumulative effect of a change in accounting principle	-	513
Deferred gain on sale of assets	(18)	(12)
Gain on repurchase of Senior Notes	(1,214)	-
Changes in assets and liabilities:
Accounts receivable, net	381	436
Inventories of food and supplies	111	365
Notes receivable	-	8
Other current assets	(337)	27
Accounts payable	(1,061)	(269)
Accrued interest	(275)	(4)
Other accrued liabilities	1,106	5
Income taxes payable	(1,253)	-
Other	11	(105)

Net cash flows provided by operating activities	856	3,713

Investing Activities:
Capital expenditures, net	(4,535)	(7,918)
Proceeds from sale of assets	1,830	3,905
Changes in other assets, net	46	10

Net cash flows used by investing activities	(2,659)	(4,003)

Financing Activities:
Repayment of Senior Notes	(9,600)	-
Dividend to Holdings	-	(17)
Net borrowings under line-of-credit agreement	12,335	578
Debt issuance costs	(162)	(31)
Change in checks written in excess of cash	-	(240)

Net cash flows provided by financing activities	2,573	290

Net Change in Cash and Cash Equivalents	770	-
Cash and Cash Equivalents At Beginning of Period	39	-

Cash and Cash Equivalents At End of Period	$809	$-

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended September 24, 2000 are not necessarily an indication of the results that may be expected for the fiscal year ending March 25, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended March 26, 2000. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 26, 2000 consolidated financial statements.

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

     Certain items have been reclassified in the accompanying condensed consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported results of operations.

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

     The summarized financial information for Romacorp, Inc., excluding the assets, liabilities, and operations of its wholly owned subsidiaries, is as follows (dollars in thousands):
	Thirteen Weeks Ended (Unaudited)		Twenty-Six Weeks Ended (Unaudited)
	September 24, 2000	September 26, 1999	September 24, 2000	September 26, 1999
Total revenues	$ 29,181	$ 26,638	$ 60,072	$ 53,167
Total operating expenses	30,517	26,626	62,727	52,567
Operating income (loss)	(1,336)	12	(2,655)	587
Loss before income taxes	(3,777)	(3,126)	(5,744)	(5,336)
Net loss	(2,454)	(2,031)	(3,733)	(3,468)

	(Unaudited)
	September 24, 2000	March 26, 2000
Current assets	$ 1,428	$ 2,447
Noncurrent assets	96,648	95,694
Current liabilities	3,798	5,930
Noncurrent liabilities	103,293	100,937

Note 3 - Senior Notes

     In conjunction with the Recapitalization on June 28, 1998, the Company issued the Senior Notes. Interest on the notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year commencing January 1, 1999. As of September 24, 2000 and March 26, 2000, the amounts outstanding were $57.0 million and $69.0 million, respectively.

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

     During the quarter ended September 24, 2000, the Company completed a sale-leaseback transaction on one property in the amount of $1.8 million. During the fiscal years ended March 26, 2000 and March 28, 1999, the Company completed $5.9 million and $5.5 million of sale-leaseback transactions, respectively. These sale-leaseback transactions have resulted in initial deferred gains of $732,000. These deferred gains are being recognized over the 15-year initial term of the new leases.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Romacorp, Inc. ("Romacorp" and the "Company") is the operator and franchisor of the largest national, casual dining chain specializing in ribs with 230 restaurants located in 29 states in the United States and in 21 foreign countries and territories. As of September 24, 2000, the Company operated 60 Company-owned and one joint-venture restaurant in 13 states and, through its subsidiaries, franchised 97 restaurants in 20 states and 72 restaurants in international locations. Results of the joint venture restaurant are not included in the Company''s financial statements.

Management Changes

     In October 2000, Frank H. Steed was named the Company's new President and Chief Executive Officer. Mr. Steed replaces Robert B. Page who left the Company in June 2000.

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

     The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 24, 2000	September 26, 1999	September 24, 2000	September 26, 1999
	(Unaudited)		(Unaudited)
REVENUES:
Net restaurant sales	92.9%	92.6%	92.9%	92.5%
Net franchise revenue	7.1%	7.4%	7.1%	7.5%

	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of sales (1)	36.3%	32.4%	36.5%	32.1%
Direct labor (1)	32.0%	31.1%	32.0%	31.0%
Other (1)	26.1%	24.8%	25.0%	24.2%
General and administrative expenses	8.4%	10.2%	9.3%	10.3%
Operating income	3.9%	8.0%	3.9%	9.0%

(1) As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen and Twenty-six Weeks Ended September 24, 2000 with the Thirteen and Twenty-six Weeks Ended September 26, 1999

     Net restaurant sales. Net restaurant sales for the quarter ended September 24, 2000 were $30.7 million, representing an increase of $4.1 million, or 15.3% above the $26.7 million reported during the same period of the prior year. During the twenty-six weeks ended September 24, 2000, net restaurant sales were $62.5 million representing an increase of $9.4 million or 17.6% above the $53.2 million reported during the same period of the prior year. These increases are due primarily to an increase in the number of Company-owned restaurants and increases in sales at comparable stores of 5.3% for the quarter and 4.7% for the year to date. There were 60 Company-owned restaurants at September 24, 2000 compared to 54 restaurants at September 26, 1999.

     Net franchise revenues. Net franchise revenues increased $211,000 to $2.4 million for the quarter and increased $440,000 to $4.8 million for the year to date due primarily to increases in royalty income and franchise fees. Comparable sales at franchisee operated restaurants increased 4.5% for the quarter and 4.4% year to date. The revenue increases were partially offset by an increase in franchise support services. During the quarter ended September 24, 2000, franchisees opened one restaurant.

     Cost of sales. Cost of sales as a percentage of net restaurant sales increased to 36.3% from 32.4% for the same quarter of the prior year and increased to 36.5% from 32.1% for the year-to-date comparisons. These increases are due primarily to a significant increase in the Company's average cost of baby-back ribs as well as increased beef, beverage and paper costs.

     Direct labor. Direct labor as a percentage of net restaurant sales increased to 32.0% from 31.1% for the same quarter of the prior year and increased to 32.0% from 31.0% for the year-to-date comparisons due primarily to higher average hourly rates and increased management staffing levels.

     Other. Other operating expenses for the quarter increased $1.4 million to $8.0 million or 26.1% of net restaurant sales from $6.6 million or 24.8% of net restaurant sales for the same quarter of the prior year. On a year-to-date basis, other operating expenses increased $2.8 million to $15.6 million or 25.0% of net restaurant sales from $12.8 million or 24.2% of net restaurant sales for the same period of the prior year. This increase is due primarily to the effect of restaurants that have opened or closed during the current or prior fiscal year. In addition, the Company modified its media placement schedule that resulted in increased advertising expenditures in the quarter ended September 24, 2000 with expense reductions projected to occur during the fourth quarter of the fiscal year. The Company also incurred additional rent expense related to recently completed sale-leaseback transactions.

     General and administrative expenses. General and administrative expenses for the quarter were $2.8 million, representing a decrease of $145,000 below the $2.9 million reported during the same quarter of the prior year. This decrease is due primarily to lower management training wages and lower pre-opening expenses. For the year-to-date period, general and administrative expenses were $6.3 million representing an increase of $308,000 above the same period of the prior year. This year-to-date increase is due primarily to expenses that were accrued related to management changes that were announced during the first quarter and incremental field supervision costs related to the unit growth that occurred during the prior year, partially offset by lower management training and pre-opening expenses during the current year.

     Interest expense. Interest expense for the quarter was $2.4 million, representing a decrease of $116,000 below the $2.5 million that was reported during the same quarter of the prior year. For the year-to-date period, interest expense was $4.6 million, representing a decrease of $278,000 from the same period of the prior year. The decreases are due to the elimination of $3.6 million of debt as the Company has utilized the Revolving Credit Facility to repurchase Senior Notes with a face value of $18.0 million, thereby converting an additional $14.4 million of Senior Note indebtedness to the Revolving Credit Facility which bears a lower interest rate. Further interest expense reductions occurred due to the write-off of loan costs related to the repurchased Senior Notes, amortization of which is treated as interest expense. See Note 4 to Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

     The Company has a working capital deficit of $7.8 million at September 24, 2000, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit decreased from $9.2 million at March 26, 2000 due to increases in cash levels and reductions in accounts payable levels.

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

     In April 2000, the Company entered into the Amended Credit Agreement which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003 at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company expects to pay the maximum interest rate during the first year of the Amended Credit Agreement. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of September 24, 2000, $20.6 million was outstanding under the Revolving Credit Facility.

     In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, eleven restaurants at a price not to exceed $1.75 million each or $19.0 million in the aggregate and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value. This commitment originally was to expire on June 30, 2000 but has been extended for a time sufficient to complete transactions related to three additional properties. During the quarter ended September 24, 2000, the Company completed a sale-leaseback transaction on one property in the amount of $1.8 million. During the fiscal years ended March 26, 2000 and March 28, 1999, the Company completed $5.9 million and $5.5 million of sale-leaseback transactions, respectively. These transactions have resulted in initial deferred gains of $732,000. These deferred gains are being recognized over the 15-year initial term of the new leases.

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

     Cash flow provided by operating activities for the twenty-six weeks ended September 24, 2000 was $856,000 compared to $3.7 million during the same period of the prior year. Capital expenditures were $4.5 million for the twenty-six weeks ended September 24, 2000 and were funded through cash flow from operations and the Revolving Credit Facility. Approximately $3.9 million of these capital expenditures were for the construction of new or relocated stores.

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

     The Company's exposure to interest rate risk relates to the variable rate Revolving Credit Facility which is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of September 24, 2000 would be immaterial.

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

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

                  (a)       Exhibits

                 10.15    Letter of employment and agreement dated as of July 25, 2000 by and among the
                              Company and Jeffrey H. Hunter.

                 27         Financial Data Schedule

                 (b)        No reports on Form 8-K were filed during the quarter ended September 24, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: November 7, 2000	By:	/s/ RICHARD A. PEABODY
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)