Form 10-Q
period 2000-12-24
ROMACORP INC
filed 2001-02-05
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X        No_____

      As of November 1, 2000, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 24, 2000 and March 26, 2000	1

	Condensed Consolidated Statements of Operations
	For the Thirteen and Thirty-Nine Weeks Ended
	December 24, 2000 and December 26, 1999	3

	Condensed Consolidated Statements of Cash Flows
	For the Thirty-Nine Weeks Ended
	December 24, 2000 and December 26, 1999	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risks	11

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	13

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

(UNAUDITED)
	December 24, 2000	March 26, 2000

Current Assets:
Cash and cash equivalents	$1,218	$39
Accounts receivable, net	1,715	2,062
Inventories of food and supplies	1,127	1,083
Deferred income tax asset	764	755
Prepaid expenses	1,406	1,138
Income tax receivable	616	--
Other current assets	24	26

Total current assets	6,870	5,103

Facilities and equipment, net	55,957	60,704
Goodwill, net of accumulated amortization of $6,468 and $5,918, respectively	12,508	13,059
Deferred income tax asset	3,181	2,141
Other assets	226	245
Debt issuance costs, net of accumulated amortization of $813 and $666, respectively	1,790	2,459

Total assets	$80,532	$83,711

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY

(UNAUDITED)
	December 24, 2000	March 26, 2000

Current Liabilities:
Accounts payable	$3,338	$4,291
Accrued interest	3,555	2,134
Current portion of store closure reserve	100	100
Other accrued liabilities	7,992	7,425
Accrued income taxes	--	381

Total current liabilities	14,985	14,331

Senior notes	57,000	69,000
Long-term debt	18,475	8,242
Store closure reserve	354	391
Deferred gain on sale of assets	848	685

Total liabilities	91,662	92,649

Stockholder's Equity (Deficit):
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Paid-in capital	66,469	66,469
Retained earnings (deficit):
Dividend to Holdings	(75,368)	(75,368)
Other	(2,231)	(39)

Total	(77,599)	(75,407)

Total stockholder's equity (deficit)	(11,130)	(8,938)

Total liabilities and stockholder's equity (deficit)	$80,532	$83,711

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	December 24, 2000	December 26, 1999	December 24, 2000	December 26, 1999

Net restaurant sales	$29,003	$25,854	$91,539	$79,021
Net franchise revenue	2,504	2,444	7,277	6,777

Total revenues	31,507	28,298	98,816	85,798

Cost of sales	10,299	8,317	33,122	25,360
Direct labor	9,723	8,296	29,710	24,771
Other	7,773	6,691	23,423	19,534
General and administrative expenses	2,371	3,111	8,626	9,058
Impairment of long-lived assets	2,303	--	2,303	--

Total operating expenses	32,469	26,415	97,184	78,723

Operating income (loss)	(962)	1,883	1,632	7,075
Other income (expense):
Interest expense	(2,333)	(2,473)	(6,967)	(7,385)
Miscellaneous income	41	37	91	102

Loss before income taxes, cumulative effect of a change in accounting
principle and extraordinary item	(3,254)	(553)	(5,244)	(208)
Income tax benefit	(1,139)	(194)	(1,838)	(73)

Income (loss) before cumulative effect
of a change in accounting principle and extraordinary item	(2,115)	(359)	(3,406)	(135)
Cumulative effect of a change in
accounting principle, net of tax	--	--	--	(513)
Extraordinary gain on early retirement
of debt, net of tax	--	--	1,214	--

Net loss	$(2,115)	$(359)	$(2,192)	$(648)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Thirty-Nine Weeks Ended

	December 24, 2000	December 26, 1999

Operating Activities:
Net loss	$(2,192)	$(648)
Non-cash items included in net loss:
Depreciation and amortization	5,318	4,772
Amortization of debt issuance costs	273	338
Deferred income taxes	(1,049)	(544)
Cumulative effect of a change in accounting principle	--	513
Impairment of long-lived assets	2,303	--
Deferred gain on sale of assets	(30)	(20)
Loss on disposal of assets	--	12
Gain on repurchase of Senior Notes	(1,214)	--
Changes in assets and liabilities:
Accounts receivable, net	347	234
Inventories of food and supplies	(44)	771
Notes receivable	--	12
Other current assets	(266)	73
Accounts payable	(953)	1,742
Accrued interest	1,421	2,244
Other accrued liabilities	530	440
Income taxes receivable	(1,651)	--
Other	12	(235)

Net cash flows provided by operating activities	2,805	9,704

Investing Activities:
Capital expenditures, net	(5,841)	(11,006)
Proceeds from sale of assets	3,728	3,905
Changes in other assets, net	9	83

Net cash flows used by investing activities	(2,104)	(7,018)

Financing Activities:
Repayment of Senior Notes	(9,600)	--
Dividend to Holdings	--	(17)
Net borrowings under line-of-credit agreement	10,233	(1,097)
Debt issuance costs	(155)	(31)
Change in checks written in excess of cash	--	(296)

Net cash flows provided by (used in) financing activities	478	(1,441)

Net Change in Cash and Cash Equivalents	1,179	1,245
Cash and Cash Equivalents At Beginning of Period	39	--

Cash and Cash Equivalents At End of Period	$1,218	$1,245

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended December 24, 2000 are not necessarily an indication of the results that may be expected for the fiscal year ending March 25, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended March 26, 2000. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 26, 2000 consolidated financial statements.

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

      The summarized financial information for Romacorp, Inc., excluding the assets, liabilities, and operations of its wholly owned subsidiaries, is as follows (dollars in thousands):

	Thirteen Weeks Ended (Unaudited)		Thirty-Nine Weeks Ended (Unaudited)

	December 24, 2000	December 26, 1999	December 24, 2000	December 26, 1999

Total revenues	$ 27,704	$ 25,867	$ 87,776	$ 79,021
Total operating expenses	31,674	26,487	94,401	79,057
Operating loss	(3,970)	(620)	(6,625)	(36)
Loss before income taxes	(6,334)	(3,799)	(12,078)	(9,138)
Net loss	(4,118)	(2,469)	(7,851)	(5,940)

	(Unaudited)

	December 24, 2000	March 26, 2000

Current assets	$ 1,909	$ 2,447
Noncurrent assets	93,784	95,694
Current liabilities	4,177	5,930
Noncurrent liabilities	102,645	100,937

Note 3 - Senior Notes

      In conjunction with the Recapitalization on June 28, 1998, the Company issued the Senior Notes. Interest on the notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year commencing January 1, 1999. As of December 24, 2000 and March 26, 2000, the amounts outstanding were $57.0 million and $69.0 million, respectively.

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

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, terms of which reduce the required consolidated EBITDA (as defined) from $15.0 million to $13.0 million and reduce the required interest coverage ratio (as defined) from 1.7 to 1.5. These amended terms will remain in effect for the next four fiscal quarters ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002.

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

      During the quarter ended December 24, 2000, the Company completed a sale-leaseback transaction on one property in the amount of $1.9 million. The Company has now completed two sale-leaseback transactions during the thirty-nine weeks ending December 24, 2000, generating proceeds of $3.7 million. During the fiscal years ended March 26, 2000 and March 28, 1999, the Company completed $5.9 million and $5.5 million of sale-leaseback transactions, respectively. These sale-leaseback transactions have resulted in deferred gains of $911,000. These deferred gains are being recognized over the 15-year initial term of the new leases.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Romacorp, Inc. (the "Company") is the operator and franchisor of the largest national, casual dining chain specializing in ribs with 235 restaurants located in 29 states in the United States and in 21 foreign countries and territories. As of December 24, 2000, the Company operated 61 Company-owned and one joint-venture restaurant in 13 states and, through its subsidiaries, franchised 99 restaurants in 20 states and 74 restaurants in international locations. Results of the joint venture restaurant are not included in the Company's financial statements.

Management Changes

      In October 2000, Frank H. Steed was named the Company's new President and Chief Executive Officer. Mr. Steed replaced Robert B. Page, who left the Company in June 2000. In November 2000, Samuel M. Rothschild was named Senior Vice President, Operations and Jon W. Ostrov was named Senior Vice President, Business Strategy.

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

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	December 24, 2000	December 26, 1999	December 24, 2000	December 26, 1999

	(Unaudited)		(Unaudited)
REVENUES:
Net restaurant sales	92.1%	91.4%	92.6%	92.1%
Net franchise revenue	7.9%	8.6%	7.4%	7.9%

	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of sales (1)	35.5%	32.2%	36.2%	32.1%
Direct labor (1)	33.5%	32.1%	32.5%	31.3%
Other (1)	26.8%	25.9%	25.6%	24.7%
General and administrative expenses	7.5%	11.0%	8.7%	10.6%
Impairment of long-lived assets	7.3%	--%	2.3%	--%
Operating income (loss)	(3.1)%	6.7%	1.7%	8.2%

(1) As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen and Thirty-Nine Weeks Ended December 24, 2000 with the Thirteen and Thirty-Nine Weeks Ended December 26, 1999

      Net restaurant sales. Net restaurant sales for the quarter ended December 24, 2000 were $29.0 million, representing an increase of $3.1 million, or 12.2% above the $25.9 million reported during the same period of the prior year. During the thirty-nine weeks ended December 24, 2000, net restaurant sales were $91.5 million representing an increase of $12.5 million or 15.8% above the $79.0 million reported during the same period of the prior year. These increases are due primarily to an increase in the number of Company-owned restaurants and increases in sales at comparable stores of 1.7% for the quarter and 3.7% for the year to date. There were 61 Company-owned restaurants at December 24, 2000 compared to 56 restaurants at December 26, 1999.

      Net franchise revenues. Net franchise revenues increased $60,000 to $2.5 million for the quarter and increased $500,000 to $7.3 million for the year to date, due primarily to increases in royalty income and franchise fees. Comparable sales at franchisee operated restaurants increased 1.1% for the quarter and 3.7% year to date. The revenue increases were partially offset by an increase in franchise support services. During the quarter ended December 24, 2000, six franchise restaurants were opened and two closed.

      Cost of sales. Cost of sales as a percentage of net restaurant sales increased to 35.5% from 32.2% for the same quarter of the prior year and increased to 36.2% from 32.1% for the year-to-date comparisons. These increases are due primarily to a significant increase in the Company's average cost of baby-back ribs as well as increased beef, beverage and paper costs.

      Direct labor. Direct labor as a percentage of net restaurant sales increased to 33.5% from 32.1% for the same quarter of the prior year and increased to 32.5% from 31.3% for the year-to-date comparisons due primarily to higher average hourly rates and increased management staffing levels.

      Other. Other operating expenses for the quarter increased $1.1 million to $7.8 million or 26.8% of net restaurant sales from $6.7 million or 25.9% of net restaurant sales for the same quarter of the prior year. On a year-to-date basis, other operating expenses increased $3.9 million to $23.4 million or 25.6% of net restaurant sales from $19.5 million or 24.7% of net restaurant sales for the same period of the prior year. This increase is due primarily to the effect of restaurants that have opened or closed during the current or prior fiscal year. During the quarter, the Company experienced increased utility costs, repair and maintenance expenses and additional rent expense related to recently completed sale-leaseback transactions.

      General and administrative expenses. General and administrative expenses for the quarter were $2.4 million, representing a decrease of $740,000 below the $3.1 million reported during the same quarter of the prior year. For the year-to-date period, general and administrative expenses were $8.6 million representing a decrease of $432,000 below the $9.1 million reported during the same period of the prior year. This year-to-date decrease is due primarily to lower bonuses, management training wages and pre-opening expenses offset by expenses that were accrued related to management changes that were announced during the first quarter.

      Impairment of long-lived assets. The Company recorded a pre-tax charge of $2.3 million to reduce the carrying value of four under-performing stores.

      Interest expense. Interest expense for the quarter was $2.3 million, representing a decrease of $140,000 below the $2.5 million that was reported during the same quarter of the prior year. For the year-to-date period, interest expense was $7.0 million, representing a decrease of $418,000 from the same period of the prior year. The decreases are due to the elimination of $3.6 million of debt as the Company has utilized its revolving credit facility (the "Revolving Credit Facility") to repurchase its senior notes (the "Senior Notes") with a face value of $18.0 million, thereby converting an additional $14.4 million of Senior Note indebtedness to the Revolving Credit Facility which bears a lower interest rate. Further interest expense reductions occurred due to the write-off of loan costs related to the repurchased Senior Notes, amortization of which is treated as interest expense. See Note 4 to Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

      The Company has a working capital deficit of $8.1 million at December 24, 2000, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit decreased from $9.2 million at March 26, 2000 due to increases in cash levels and reductions in accounts payable levels.

      Concurrently with the consummation of the Recapitalization (see Note 2 to Condensed Consolidated Financial Statements) and the issuance of $75.0 million in Senior Notes, the Company entered into the Revolving Credit Facility. This five-year Revolving Credit Facility initially provided for borrowings in an aggregate principal amount of up to $15.0 million with interest, at the Company's option, of prime rate or up to six-month LIBOR plus 2.25%. A commitment fee of .375% is payable monthly on any unused commitments. During the fourth quarter of fiscal 2000, the Company utilized $4.8 million of the Revolving Credit Facility to repurchase $6.0 million of the Senior Notes.

      In April 2000, the Company entered into the Amended Credit Agreement, which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003 at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company expects to pay the maximum interest rate during the first year of the Amended Credit Agreement. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of December 24, 2000, $18.5 million was outstanding under the Revolving Credit Facility.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, terms of which reduce the required consolidated EBITDA (as defined) from $15.0 million to $13.0 million and reduce the required interest coverage ratio (as defined) from 1.7 to 1.5. These amended terms will remain in effect for the next four fiscal quarters ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002.

      In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, 11 restaurants at a price not to exceed $1.75 million each, or $19.3 million in the aggregate, and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreement provides for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value. This commitment originally was to expire on June 30, 2000, but has been extended for a time sufficient to complete transactions related to three additional properties. During the quarter ended December 24, 2000, the Company completed a sale-leaseback transaction on one property in the amount of $1.9 million. The Company has now completed two sale-leaseback transactions during the thirty-nine weeks ending December 24, 2000, generating proceeds of $3.7 million. During the fiscal years ended March 26, 2000 and March 28, 1999, the Company completed $5.9 million and $5.5 million of sale-leaseback transactions, respectively. These transactions have resulted in deferred gains of $911,000. These deferred gains are being recognized over the 15-year initial term of the new leases.

      The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the Revolving Credit Facility.

      Cash flow provided by operating activities for the thirty-nine weeks ended December 24, 2000 was $2.8 million compared to $9.7 million during the same period of the prior year. Capital expenditures were $5.8 million for the thirty-nine weeks ended December 24, 2000 and were funded through cash flow from operations and the proceeds from two sale-leaseback transactions. Approximately $5.0 million of these capital expenditures were for the construction of new or relocated stores.

Forward-Looking Comments

      The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements that are not historical facts contained herein are forward-looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations; the impact of competing restaurants and concepts; new product introductions; product mix and pricing; the cost of commodities and other food products; labor shortages and costs and other risks detailed in filings with the Securities and Exchange Commission.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

      The Company's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of December 24, 2000 would be immaterial.

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

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

10.16	Management Agreement dated as of October 5, 2000 by and among the Company and Frank H. Steed.

10.17	Letter of employment and agreement dated as of November 13, 2000 by and among the Company and Samuel M. Rothschild.

10.18	Letter of employment and agreement dated as of November 21, 2000 by and among the Company and Jon W. Ostrov.

(b)

The following report on Form 8-K was filed during the quarter covered by this period.

The Company filed a report on Form 8-K with the Securities and Exchange Commission dated October 23, 2000, reporting under Item 5 the appointment of Frank H. Steed as President and Chief Executive Officer of the Company.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: February 5, 2001	By:	/s/ RICHARD A. PEABODY
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)