Form 10-K
period 2001-03-25
ROMACORP INC
filed 2001-06-13
CIK 1067457

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 ______________________________

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 25, 2001

 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ____________

Commission File Number: 333-62615
______________________________

ROMACORP, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4010466 (I.R.S. Employer Identification No.)
9304 Forest Lane, Suite 200 Dallas, Texas (Address of principal executive offices)	75243 (Zip Code)

Registrant's telephone number, including area code:   (214) 343-7800

______________________________

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
 None

______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

     As of March 25, 2001, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended March 25, 2001

PART I
ITEM 1.	BUSINESS	2
ITEM 2.	PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
	RELATED STOCKHOLDER MATTERS	8
ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	14
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	15
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	15
ITEM 11.	EXECUTIVE COMPENSATION	17
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	22
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	22
PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	FORM 8-K	23

PART I

ITEM 1.      BUSINESS

      Romacorp, Inc. (the "Company") is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 241 restaurants located in 30 states in the United States and in 22 foreign countries and territories. Founded in Miami in 1972, the restaurants operated by the Company are primarily located in Florida, Texas and California. Both the Tony Roma's name and its "Famous for Ribs" and "Tony Roma's A Place for Ribs" slogans are well-recognized throughout the world. The restaurants offer a full and varied menu, including ribs, chicken, steaks, seafood, salads and other menu items in a casual atmosphere that is suitable for the entire family. Since the inception of Tony Roma's, its ribs have won numerous consumer and industry awards. In addition to award-winning ribs, the menu features a signature deep fried onion ring loaf. As of March 25, 2001, the Company operated 62 Company restaurants in 14 states and, through its subsidiaries, franchised 100 restaurants in 22 states and 79 restaurants in international locations.

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

      To assure consistent product quality and to obtain optimum pricing, purchases of food and restaurant equipment for the Tony Roma's restaurants are made through a centralized purchasing function in its support center in Dallas, Texas. The Company negotiates directly with meat processors for its rib inventory and then ships the product to its restaurants via commercial distributors. Produce and dairy products are obtained locally. Food and equipment pricing information is also generally available to the Tony Roma's franchisee community.

      The Company is generally not dependent upon any one supplier for availability of its products; its food and other products are generally available from a number of acceptable sources. The Company has a policy of maintaining alternate suppliers for most of its baseline products. The Company does not manufacture any products or act as a middleman.

      The Company utilizes local advertising for individual restaurants and broadcast advertising where market penetration is efficient, as well as public relations activities aimed at individual restaurants and entire markets. The Company's advertising campaigns emphasize freshness, quality food, good service and value. During the fiscal year ended March 25, 2001 ("fiscal 2001"), the Company's expenditures for advertising were 3.7% of Company-owned restaurant revenues.

      The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization") effective June 28, 1998 was executed pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). In the Recapitalization that was executed by Holdings, NPC and Sentinel Capital Partners, L.P. ("Sentinel"), Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel, through certain affiliates, held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes due July 1, 2006 (the "Senior Notes") were issued by the Company. The Company paid Holdings a dividend of $75,351,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of the Company retaining their historical value.

Management Changes

      In October 2000, Frank H. Steed was named the Company's new President and Chief Executive Officer. Mr. Steed replaced the Company's prior President, who left the Company in June 2000. In November 2000, Samuel M. Rothschild was named Senior Vice President, Operations and Jon W. Ostrov was named Senior Vice President, Business Strategy.

Franchised Restaurants

      Although the first Tony Roma's opened in 1972, the first franchised restaurant did not open until 1981. Beginning in 1984, franchising became a key element of Tony Roma's growth strategy and at March 25, 2001, the Company had 51 franchisees operating 179 restaurants worldwide. The largest franchise holder operates a chain of 19 Tony Roma's restaurants. Although there are some franchisees that operate a single restaurant, the Company seeks to attract multi-unit franchisees who can develop entire territories. All potential franchisees must meet certain operational and financial criteria.

      Upon signing a development agreement with the Company that grants exclusive development rights to specific geographic areas, new domestic and international franchisees pay a development fee calculated by multiplying the number of restaurants in the development agreement by $20,000.

      In addition to the development fee, new domestic franchisees pay an initial franchise fee of either $15,000 or $30,000 and a continuing royalty of 4% of gross sales. New international franchisees pay an initial franchisee fee of $30,000 and a continuing royalty of 4% of gross sales while the majority of the existing international franchisees pay a continuing royalty of 3% of gross sales. In addition, domestic franchisees are required to contribute 0.5% of gross sales to a joint marketing account and may be required to participate in local market advertising cooperatives. International franchisees are required to contribute 0.25% of sales to the joint marketing account.

      Domestic franchisees that pay a franchise fee of $30,000 are provided new restaurant pre-opening and opening assistance at the Company's expense while domestic franchisees paying a $15,000 fee and international franchisees reimburse the Company for these services when incurred. Restaurant pre-opening and opening assistance includes an on-site training team to assist in recruitment, training, organization, inventory planning and quality control.

      In return for the domestic franchisee's initial fee and royalties, the Company provides a variety of services, including: (1) site selection criteria and review/advice on construction cost and administration; (2) centralized and system-wide purchasing opportunities; (3) restaurant management training programs, advertising and marketing programs; and (4) various administrative and training programs developed by the Company. International franchisees receive a modified version of these services.

Competition

      The restaurant industry is highly competitive with respect to price, value, service, location and food quality. Tony Roma's has developed brand identity within the casual dining segment and is the largest national chain to focus on ribs. On a local and regional basis, the Company competes with smaller chains that also specialize in ribs, and with larger concepts that include ribs as a menu item.

Employees

      As of March 25, 2001, the Company employed approximately 3,550 persons, including full-time and part-time personnel, of whom approximately 3,496 were restaurant employees and 54 were restaurant supervision and support center employees. A majority of the accounting and information technology services are provided by employees of NPC under a transition services agreement that has been in effect since the completion of the recapitalization. Company restaurants employ an average of approximately 60 full-time or part-time employees. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced a major work stoppage, strike, or labor dispute. The Company considers its employee relations to be good.

      The location of the Company-owned and franchised restaurants as of March 25, 2001 is as follows:

State	Company-Owned	Franchised
Alabama	4	0
Alaska	0	1
Arizona	0	6
Arkansas	1	0
California	5	32
Colorado	0	4
Florida	20	2
Georgia	1	1
Hawaii	0	4
Indiana	0	1
Kentucky	0	2
Louisiana	1	0
Maine	0	1
Maryland	2	0
Michigan	0	1
Minnesota	0	2
Missouri	1	0
Nebraska	0	1
Nevada	4	3
New York	0	1
North Carolina	2	0
Ohio	0	5
Oklahoma	2	0
Oregon	0	4
South Carolina	1	2
Tennessee	3	0
Texas	15	5
Utah	0	7
Washington	0	12
Wisconsin	0	3
Total U.S.	62	100

Foreign Country/Territory	Franchised
Aruba	1
Canada	18
China	1
Costa Rica	1
El Salvador	1
Germany	1
Guam	2
Honduras	1
Hong Kong	3
Indonesia	2
Japan	8
Korea	5
Mexico	12
Peru	2
Philippines	1
Puerto Rico	3
Saipan	1
Singapore	2
Spain	10
Taiwan	1
Thailand	1
Venezuela	2
Total International	79

Trade Names, Trademarks and Service Marks

      The trade name "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademark and franchise rights are owned by Roma Dining LP, an affiliate of Romacorp, and international trademarks and franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp. Another subsidiary, Roma Franchise Corporation, through a license with Roma Dining LP, offers and services franchises in the United States and Roma Systems, Inc. offers services and franchises internationally. The use of these trademarks and franchise rights are licensed to franchisees under franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.

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

Cautionary Factors That May Affect Future Results, Financial Condition or Business

      In order to take advantage of the safe harbor provisions for forward-looking statements adopted by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks, uncertainties and other factors that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially (1) from its historical results of operations, financial condition or business or (2) the results of operation, financial condition or business contemplated by forward-looking statements made in this Annual Report or elsewhere orally or in writing by, or on behalf of, the Company. Except for the historical information contained in this Annual Report, the statements made in this Annual Report are forward-looking statements that involve such risks, uncertainties and other factors that could cause, or contribute to, such differences including, but not limited to, those described below.

      Commodities Costs, Labor Shortages, Costs and Other Risks.  The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and costs of ingredients used in the Company's restaurants. Specifically, certain ingredients such as baby-back ribs, spare ribs and chicken constitute a large percentage of the total cost of the Company's food products. Unforeseeable increases in the cost of these specific ingredients could significantly increase the Company's cost of sales and correspondingly decrease the Company's operating income. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), regional weather conditions, interest rates and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

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

      Ability to Locate and Secure Acceptable Restaurant Sites.  The success of restaurants is significantly influenced by location. There can be no assurance that current locations will continue to be attractive or that additional locations can be located and procured as demographic patterns change. It is possible that the current locations or economic conditions where restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. There is also no assurance that new sites will produce the same results as past sites.

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

ITEM 2.      PROPERTIES

      Romacorp selects all Company-operated restaurant sites, and has the right to approve all franchised restaurant locations. Sites are selected using a screening model to analyze locations with an emphasis on projected financial return, demographics (such as population density, age and income distribution), analysis of restaurant competition in the area, and an analysis of the site characteristics, including accessibility, traffic counts, and visibility.

      The current costs of constructing, equipping, and opening a new freestanding restaurant range from $2.1 million to $3.3 million, including approximately $680,000 to $1.25 million for land, approximately $1.03 million to $1.6 million for sitework, construction, and landscaping, and approximately $362,000 to $419,000 for furniture and equipment. The cost of developing new Company restaurants will vary, primarily because of varying costs of land, sitework, signage and labor.

      Restaurants that are constructed within existing structures or mall areas are typically less costly. The Company has developed standardized restaurant designs using a freestanding building to be situated on a 1-1/2 acre site. The design is continually revised and refined.

      The 62 Company-owned Tony Roma's restaurants at March 25, 2001 are owned and leased as follows:

Land and building leased	32
Land and building owned	17
Building owned by the Company and land leased	13
62

      Some of the Company's leases contain percentage rent clauses, typically 5% to 6% of gross sales, against which the minimum rent is applied, and most are net leases under which the Company pays taxes, maintenance, insurance, repairs and utility costs.

      The Company's Support Center is located in approximately 16,750 square feet of leased office space in Dallas, Texas. The lease expires June 30, 2006.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Holdings, the Company's sole security holder, during the fourth quarter of the fiscal year ended March 25, 2001.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

      There is no established public trading market for the Company's common stock.

ITEM 6.      SELECTED FINANCIAL DATA

      The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the related notes of the Company included elsewhere in this report.

	Fiscal Year Ended
	March 25, 2001	March 26, 2000	March 28, 1999	March 29, 1998	March 23, 1997
	(Dollars in thousands)
Income Statement Data:
Revenues
Net restaurant sales	$124,964	$109,621	$92,910	$86,111	$68,525
Net franchise revenues	9,939	9,145	8,723	8,482	8,526
Total revenues	$134,903	$118,766	$101,633	$94,593	$77,051
Depreciation and amortization	$7,009	$6,652	$6,670	$7,197	$5,425
Asset impairment and other loss provisions	2,303	1,486	--	--	--
Operating income	3,970	9,088	10,467	8,883	7,001
Net interest expense	9,119	9,741	8,147	2,412	1,550
Income tax expense (benefit)	(1,754)	(179)	925	2,315	2,017
Income (loss) before cumulative effect of a change in accounting principle and extraordinary item	(3,248)	(333)	1,661	4,165	3,476
Cumulative effect of a change in accounting principle, net of tax	--	(513)	--	--	--
Extraordinary gain on early retirement
of debt, net of tax	1,214	592	--	--	--
Net income (loss)	$(2,034)	$(254)	$1,661	$4,165	$3,476
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$3,576	$11,513	$9,844	$9,874	$9,416
Investing activities	(1,497)	(9,258)	(9,524)	(10,686)	(24,758)
Financing activities	(1,596)	(2,216)	(320)	812	15,342
Balance Sheet Data:
Facilities and equipment, net	$53,858	$60,704	$57,046	$52,600	$46,516
Total assets	77,131	83,711	84,317	74,747	68,724
Total borrowings and payables to affiliate (1)	73,401	77,242	80,290	35,717	34,611
Shareholder's equity (deficit) (2)	(10,972)	(8,938)	(8,667)	31,292	27,127
Other Data:
EBITDA (3)	$14,308	$19,205	$17,403	$16,162	$12,468
EBITDA Margin (3) (4)	10.6%	16.2%	17.1%	17.1%	16.2%

__________________________

(1)     Includes current portion of long-term borrowings.

(2)     See "Item I - Business" for a description of the Recapitalization, which was effective June 28, 1998.

(3)     As used herein, "EBITDA" represents net income before the cumulative effect of a change in accounting principle and extraordinary item plus:    (1) net interest;    (2) income taxes;  (3) depreciation and amortization, including amortization of start-up costs;  (4) restaurant pre-opening expenses; (5) loss provisions; (6) gains and losses on asset sales; and (7) impairments of long-lived assets. The Company has included information concerning EBITDA in this Annual Report because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not a measure determined in accordance with generally accepted accounting principles and should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of an issuer's operating performance. EBITDA as presented may not be comparable to EBITDA or other similarly titled measures defined and presented by other companies.

(4)    EBITDA margin represents EBITDA divided by total revenues.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth the Company's historical consolidated revenues for fiscal 2001, 2000 and 1999:

	Fiscal Year
	2001	2000	1999
Revenues	(Dollars in millions)
Net restaurant sales	$125.0	$109.6	$92.9
Net franchise revenues	9.9	9.1	8.7
Total revenues	$134.9	$118.7	$101.6

      The following table sets forth certain consolidated historical financial data for the Company expressed as a percentage of net restaurant sales for fiscal 2001, 2000 and 1999:

	Fiscal Year
	2001	2000	1999
Net restaurant sales	100.0%	100.0%	100.0%
Cost of sales	33.8%	30.0%	31.8%
Direct labor	32.2%	31.4%	31.0%
Other (1)	27.5%	26.0%	25.4%
Total restaurant expenses	93.5%	87.4%	88.2%
Income from Company-owned restaurant operations	6.5%	12.6%	11.8%

___________________________

(1)  Other operating expenses include rent, depreciation and amortization, advertising, utilities, supplies, paper cost and insurance among other costs directly associated with operation of restaurant facilities.

      The following table sets forth the Company's system-wide number of restaurants and restaurant sales for fiscal 2001, 2000 and 1999:

	Fiscal Year
	2001	2000	1999
Restaurants open (at end of fiscal year):
Company-operated	62	58	50
Joint venture	--	2	2
Franchise	179	168	159
Total	241	228	211

System-wide restaurant sales: (Dollars in millions)
Company-operated restaurant sales	$125.0	$109.6	$92.9
Joint venture restaurant sales	1.6	3.3	3.3
Franchise restaurant sales	308.7	288.1	261.9
Total	$435.3	$401.0	$358.1

Fiscal 2001 Compared to Fiscal 2000

      Net restaurant sales. Net restaurant sales for the 52 weeks ended March 25, 2001 increased $15.3 million, or 14.0%, to $125.0 million from $109.6 million for the 52 weeks ended March 26, 2000. This increase was due primarily to the addition of four new restaurants during fiscal 2001 and the full year effect of eight restaurants opened during fiscal 2000. Also contributing to the sales increase was the partial year effect of the Company assuming full ownership of two restaurants that were previously accounted for as joint ventures. In addition, comparable restaurant sales increased 2.9% in fiscal 2001 for restaurants opened for more than 18 months.

      Net franchise revenues. Net franchise revenues for fiscal 2001 increased $794,000 to $9.9 million due primarily to an increase in royalty income resulting from a net increase of 11 franchised restaurants during the year and a 2.3% comparable restaurant sales increase. The revenue increase was partially offset by an increase in franchise support services.

      Cost of sales. Cost of sales increased to 33.8% of net restaurant sales in fiscal 2001 compared with 30.0% in fiscal 2000 due primarily to higher average rib costs per pound, higher beef costs and an increased utilization of discount promotions during fiscal 2001. Higher rib and beef costs during fiscal 2001 were partially due to the outbreak of the Mad Cow and Foot and Mouth diseases in Europe that resulted in import restrictions in the United States.

      Direct labor. Direct labor costs, which include restaurant employees salaries, wages, benefits, bonuses and related taxes, increased to 32.2% of net restaurant sales in fiscal 2001 compared with 31.4% in fiscal 2000 due to increased costs for hourly and management employees offset by lower bonus payments during fiscal 2001. During a majority of fiscal 2001, domestic unemployment rates were at historic lows resulting in higher average compensation rates for both hourly and management positions.

      Other.  Other operating expenses increased to 27.5% of net restaurant sales in fiscal 2001 compared with 26.0% in fiscal 2000 due primarily to increases in advertising, rent expenses, paper costs and utilities. The increase in rent expense is due primarily to the impact of five sale-leaseback transactions that were completed in fiscal 2000 and fiscal 2001.

      General and administrative expenses.   General and administrative expenses decreased $612,000 in fiscal 2001 due to significant decreases in management training salaries and pre-opening expenses offset by increased support center salaries, expenses incurred related to the management changes and legal expenses as well as increased costs associated with the Transition Services Agreement with NPC and various other cost increases.

      Asset impairments and other loss provisions.   The Company recorded a charge of $2.3 million to reduce the asset carrying value of four under-performing restaurants.

      Interest expense.   Interest expense decreased $622,000 to $9.1 million in fiscal 2001 compared with $9.7 million in fiscal 2000. The decrease is due to the elimination of $3.6 million of debt as the Company has utilized its revolving credit facility (the "Revolving Credit Facility") to repurchase its Senior Notes with a face value of $18.0 million, thereby converting an additional $14.4 million of Senior Note indebtedness to the Revolving Credit Facility which bears a lower interest rate. Further interest expense reductions occurred due to the write-off of loan origination costs related to the repurchased Senior Notes, amortization of which is treated as interest expense. See Note 9 of the Notes to Consolidated Financial Statements.

      Miscellaneous.   Miscellaneous income remained almost constant at $147,000 in fiscal 2001 and $141,000 in fiscal 2000.

      Tax provision. The Company's tax provision for both fiscal 2001 and fiscal 2000 resulted in an effective tax rate of 35%. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

      Extraordinary gain on early retirement of debt. During the first quarter of fiscal 2001, the Company repurchased Senior Notes with a face value of $12.0 million at a discount resulting in an after-tax gain of $1.2 million.

Fiscal 2000 Compared to Fiscal 1999

      Net restaurant sales. Net restaurant sales for the 52 weeks ended March 26, 2000 increased $16.7 million, or 18.0%, to $109.6 million from $92.9 million for the 52 weeks ended March 28, 1999. This increase was due primarily to the addition of eight restaurants during fiscal 2000 and the full year effect of six restaurants opened during fiscal 1999. In addition, comparable store sales increased 1.7% in fiscal 2000 for restaurants opened for more than 18 months.

      Net franchise revenues. Net franchise revenues for fiscal 2000 increased $422,000 to $9.1 million due primarily to an increase in royalty income resulting from a net increase of nine franchised units during the year and a 1.5% comparable store sales increase. The revenue increase was partially offset by an increase in franchise support services.

      Cost of sales. Cost of sales decreased to 30.0% of net restaurant sales in fiscal 2000 compared with 31.8% in fiscal 1999 due primarily to lower average rib costs per pound.

      Direct labor. Direct labor costs, which include restaurant employees salaries, wages, benefits, bonuses and related taxes increased to 31.4% of net restaurant sales in fiscal 2000 compared with 31.0% in fiscal 1999 due primarily to increased costs for hourly employees.

      Other. Other operating expenses increased to 26.0% of net restaurant sales in fiscal 2000 compared with 25.4% in fiscal 1999 due primarily to increases in advertising and rent expenses. The increase in rent expense is due primarily to the impact of six sale-leaseback transactions that were completed in fiscal 1999 and fiscal 2000.

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

      Asset impairments and other loss provisions. The Company recorded a charge of $464,000 to reduce the asset carrying value of one under-performing store and recorded an additional $100,000 of expense related to the planned closure of that restaurant. The Company also recorded an expense of $922,000 to reduce the book value of its investment in two joint ventures and to reserve for the related receivables from the joint ventures.

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

      Tax provision. The Company's tax provision for fiscal 2000 and fiscal 1999 resulted in an effective tax rate of 35% and 35.8%, respectively. See Note 7 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

      Cumulative effect of a change in accounting principle. Effective March 29, 1999, the Company adopted Statement of Position 98-5, "Accounting for Costs of Start-up Activities", which requires the Company to expense pre-opening costs as incurred, rather than the previous policy of amortizing those costs over a 12-month period, and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $513,000 in pre-opening costs net of taxes were recorded during the first quarter of fiscal 2000 as a change in accounting principle.

      Extraordinary gain on early retirement of debt. During the fourth quarter of fiscal 2000, the Company repurchased Senior Notes with a face value of $6.0 million at a discount resulting in an after-tax gain of $592,000.

Liquidity and Capital Resources

      The Company has a working capital deficit of $7.6 million at March 25, 2001, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit decreased from $9.2 million at March 26, 2000 due to increases in the income tax receivable and cash.

      Concurrently with the consummation of the Recapitalization and the issuance of $75.0 million in Senior Notes, the Company entered into a Revolving Credit Facility. This five-year facility initially provided for borrowings in an aggregate principal amount of up to $15.0 million with interest, at the Company's option, of prime rate or up to six-month LIBOR plus 2.25%. A commitment fee of .375% is payable monthly on any unused commitments. During the fourth quarter of fiscal 2000, the Company utilized $4.8 million of the facility to repurchase $6.0 million of the Senior Notes.

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company paid the maximum interest rate during the first year of the Amended Credit Agreement. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of March 25, 2001, $16.4 million was outstanding under the facility.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, the terms of which reduce the required consolidated EBITDA from $15.0 million to $13.0 million and reduce the required interest coverage ratio from 1.7 to 1.5. These amended terms will remain in effect for the next four fiscal quarters ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. As of March 25, 2001, the Company was in compliance with the amended loan covenants.

      In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, 11 restaurants at a price not to exceed $1.75 million each, or $19.3 million in the aggregate, and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreements provide for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term is 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value.

      During fiscal 2001, fiscal 2000 and fiscal 1999, the Company completed $3.7 million, $5.9 million and $5.5 million of sale-leaseback transactions, respectively. The transactions during fiscal 2001 and fiscal 2000 resulted in deferred gains of $193,000 and $717,000, respectively. These deferred gains are being recognized over the 15-year initial term of the new leases. The Company does not anticipate the execution of any additional sale-leaseback transactions in the near future.

      The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the Revolving Credit Facility.

      Net cash provided by operating activities was $3.6 million in fiscal 2001, a decrease from $11.5 million in fiscal 2000 due to an increase in the loss before cumulative effect of a change in accounting principle and extraordinary item and an increase in the income tax receivable and decreases in accounts payable and accrued interest liabilities. During fiscal 2000, a note from a franchisee with a remaining principal balance of $674,000 was collected. Net cash provided by operating activities was $11.5 million in fiscal 2000 compared to $9.8 million in fiscal 1999. During fiscal 2000, inventories decreased by $2.0 million reflecting the usage of ribs in storage that were purchased during the prior year, while accounts payable increased by $1.4 million due primarily to the increased number of units. Additionally, as discussed above, a note from a franchisee with a remaining principal balance of $674,000 was collected during fiscal 2000.

      The Company utilized $1.5 million to fund investing activities during fiscal 2001. Capital expenditures were $6.7 million during fiscal 2001 and were funded primarily through cash flow from operations and $5.2 million of net proceeds from the sale of assets. The Company opened four new restaurants during fiscal 2001. Approximately $5.3 million of the capital expenditures were for the construction of new restaurants. The Company's net cash flows used in investing activities during fiscal 2000 was $9.3 million with capital expenditures of $15.1 million offset by sale-leaseback proceeds of $5.9 million. The Company's net cash flow used in investing activities during fiscal 1999 was $9.5 million with capital expenditures of $15.1 million offset by sale-leaseback proceeds of $5.4 million.

      Financing activities for fiscal 2001 included the utilization of $9.6 million of the Revolving Credit Facility to repurchase $12.0 million of Senior Notes. Excluding this repurchase of Senior Notes, the Company had reduced its outstanding debt under the facility by $1.4 million during fiscal 2001. Financing activities for fiscal 2000 included the utilization of $4.8 million of the Revolving Credit Facility to repurchase $6.0 million of Senior Notes. Excluding this repurchase of Senior Notes, the Company had reduced its outstanding debt under the facility by $1.9 million during fiscal 2000.

Rib Pricing

      Baby-back ribs represent approximately 25% of the Company's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase the Company's cost of sales and adversely effect the business, results of operations and financial condition of the Company. The Company has historically maintained an inventory of ribs in storage to minimize the risk of these price fluctuations and potential shortages. As of March 26, 2000, the Company had significantly depleted its inventory of ribs in storage, thereby increasing its exposure to rising costs due to required purchases on the open market. The Company realized a significant increase in the price of ribs during fiscal 2001. This increase was due in part to increased demand for baby-back ribs by our competitors and by the retail sector.  In addition, during fiscal 2001, import restrictions of Danish and other European pork products were imposed due to concerns regarding Foot and Mouth Disease that was detected in Europe.  Although the Company utilizes only North American products, certain of our competitors normally import the majority of their baby-back ribs from Denmark.  The inability of our competitors to secure product from Denmark has applied further upward pressure to the baby-back rib market that continued into fiscal 2002.  The ban on European pork products was lifted by the United States Government in late May, 2001.  The Company's relationships with its rib suppliers are strong and the Company's risk of not being able to obtain adequate supplies of ribs is believed to be minimal.

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

Forward-Looking Comments

      The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements that are not historical facts contained in this Annual Report are forward-looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations; the impact of competing restaurants and concepts; new product introductions, product mix and pricing; the cost of commodities and other food products; labor shortages and costs and other risks detailed in this Annual Report.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 until the Company's first quarter financial statements in fiscal 2002. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

      The Company's exposure to interest rate risk relates to the Revolving Credit Facility that is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of March 25, 2001 would be immaterial.

      Baby-back ribs represent approximately 25% of the Company's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase the Company's cost of sales and adversely affect the business, results of operations and financial condition of the Company. The Company actively manages its rib costs through supply commitments in advance of a specific need. However, the arrangements are terminable at will at the option of either party without prior notice. Therefore, there can be no assurance that any of the supply commitments will not be terminated in the future. As a result, the Company is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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
                     AND FINANCIAL DISCLOSURE

      The Company had no disagreements on accounting or financial matters with its independent accountants to report under this Item 9.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of the Company. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
David S. Lobel	48	Chairman of the Board of Directors
Eric D. Bommer	32	Director
Philip Friedman	54	Director
John F. McCormack	42	Director
Michael J. Myers	60	Director
Frank H. Steed	54	President, Chief Executive Officer and Director
Samuel M. Rothschild	38	Senior Vice President, Operations
Jon W. Ostrov	50	Senior Vice President, Business Strategy
Richard A. Peabody	40	Vice President, Finance and Chief Financial Officer
David G. Short	62	Vice President, Legal, Secretary and General Counsel
Paul Lyford	53	Vice President, Human Resources

      David S. Lobel serves as a director of the Company and Holdings. Mr. Lobel founded Sentinel in 1995 and presently serves as Managing Partner. From 1981 to 1995, Mr. Lobel was employed by First Century Partners, ("First Century"), a venture capital affiliate of Salomon Smith Barney, and served as a general partner of funds managed by First Century from 1983 to 1995. Mr. Lobel serves on the boards of various private companies.

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

      John F. McCormack serves as a director of the Company and Holdings. Mr. McCormack co-founded Sentinel in 1995 and presently serves as Senior Partner. From 1990 to 1995, Mr. McCormack served as Vice President at First Century. From 1983 to 1990, Mr. McCormack was employed by Coopers & Lybrand, most recently as a Manager. Mr. McCormack serves on the boards of various private companies.

      Michael J. Myers serves as a director of the Company and Holdings. Mr. Myers is the President of First Century, and has been a Senior Advisory Partner to Sentinel since 1995. Mr. Myers co-founded First Century in 1972 and has served as its President since 1976. Mr. Myers is a director of Office Depot and various private companies.

      Frank H. Steed was appointed President and Chief Executive Officer on October 23, 2000 and serves as a director of the Company and Holdings. Mr. Steed served as Senior Vice President of Franchise Development for Metromedia Restaurant Group (MRG®), ("MRG") from November 1994 to October 2000. Mr. Steed joined MRG as President of Bonanza Steakhouse in March 1993 and held other senior management positions with the company including Vice Chairman of Metromedia Family Steakhouses, a division of MRG. From June 1970 to March 1993, Mr. Steed held various top management positions with Carlson Companies, Inc., serving as Executive Vice President of Operations and Franchise Development for T.G.I. Friday's and President and Chief Executive Officer of Country Hospitality Corporation.

      Samuel M. Rothschild was appointed Senior Vice President of Operations for the Company on November 27, 2000. Prior to joining the Company, Mr. Rothschild had been employed by MRG since 1988, most recently as Senior Vice President of International Operations. Mr. Rothschild's career at MRG also included responsibilities as a Bennigan's restaurant manager, area manager and Regional Vice President.

      Jon W. Ostrov was appointed Senior Vice President of Business Strategy for the Company on November 27, 2000. Prior to joining the Company, Mr. Ostrov was, and remains, the Chief Executive Officer of Stratasyst Partners/The Everything Agency since 1997. Prior to forming Stratasyst Partners, Mr. Ostrov was employed by MRG from June 1993 to 1997, initially as Vice President of Marketing for the Bonanza Restaurants, and ultimately served as President of that division. Mr. Ostrov also held several senior marketing management positions with Carlson Hospitality Group from 1987 to 1993, with Radisson Hotels International and Country Hospitality Corporation (Country Kitchen Restaurants and County Lodging by Carlson).

      Richard A. Peabody has been Vice President, Finance and Chief Financial Officer since January 2000 and served as Acting President from June 2000 to October 2000. Mr. Peabody served as Senior Vice President and Chief Financial Officer of Checkers Drive-in Restaurants, Inc. ("Checkers") and Rally's Hamburgers, Inc. from April 1999 to December 1999 and as Vice President and Chief Financial Officer of Checkers from January 1998 to April 1999. From December 1996 to December 1997, Mr. Peabody was Chief Administrative Officer of Taco Bueno Restaurants, Inc. For more than eight years prior to his employment with Taco Bueno Restaurants, Inc., Mr. Peabody held various positions with Black-eyed Pea Management Corp.

      David G. Short has been Vice President-Legal, General Counsel and Secretary since September 1990. From 1986 to 1990, Mr. Short was Vice President, Legal and General Counsel of T.G.I. Friday's, Inc. Mr. Short also served as Vice President of NPC and certain of its affiliates until the Recapitalization.

      Paul E. Lyford has served as Vice President of Human Resources for the Company since March 1997 and served as Director of Training from November 1996 to March 1997. He originally joined the Company in August 1986 and served as Vice President of Human Resources until June 1993 when the Company was acquired by NPC. Mr. Lyford served in various human resource consulting positions from 1993 until rejoining the Company in 1996.

ITEM 11.       EXECUTIVE COMPENSATION

      The following summarizes, for each of the three fiscal years ended March 25, 2001, March 26, 2000, and March 28, 1999, the compensation awarded to, earned by, or paid to each of the persons who qualified as a "named executive officer" under item 402(b) of Regulation S-K.

	Summary Compensation Table
	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Compensation $ (1)		Securities Underlying Options (#) (2)	All Other Compensation $
Frank H. Steed (3)	2001	121,740	50,000	3,517		23.53	--
President and Chief Executive Officer

Robert B. Page (4)	2001	48,800	52,000	885		--	175,857
President and Chief	2000	205,846	63,365	4,602		8.8	--
Executive Officer	1999	194,231	38,472	4,668		--	--

David G. Short	2001	150,389	36,173	4,602		--	--
Vice President, Legal,	2000	144,583	34,482	8,504		3.3	--
	1999	138,998	--	5,052		--	--

Richard A. Peabody	2001	176,851	10,938	53,876	(5)	--	--
Vice President, Finance	2000	37,019	--	972		3.3	--

Paul E. Lyford	2001	104,540	26,000	3,894		--	--
Vice President, Human	2000	100,692	22,197	--		2.2	--
Resources	1999	88,789	--	--		--	--

David Groll (6)	2001	105,000	--	15,929	(7)	2.2	--
Vice President, Product Development

_______________
(1)	Includes profit sharing contributions, 401(k) plan matching contributions, car allowance and insurance.
(2)	The options listed were granted pursuant to a non-qualified stock option plan of Holdings. Holdings holds 100% of the outstanding shares of the Company.
(3)	Mr. Steed was appointed President and Chief Executive Officer of the Company on October 23, 2000. He also serves as a director of the Company and Holdings.
(4)	Robert B. Page served as President from June 1994 to June 2000, at which time his employment with the Company ended.
(5)	Includes relocation expense of $49,334.
(6)	David Groll served as Vice President, Product Development from June 2000 to June 2001 at which time his employment with the Company ended.
(7)	Includes relocation expense of $12,478.

Employment Agreements

      In October 2000, the Company entered into an employment agreement with Mr. Steed. The agreement provides for: (1) a five year employment term with an initial base compensation of $300,000 per year and a bonus based upon achievement of Company performance objectives, of up to 50% of base compensation; (2) a bonus of $100,000 to be paid upon the one year anniversary of employment; (3) severance benefits and noncompetition, nonsolicitation and confidentiality agreements in certain situations; (4) the grant of certain stock options in Holdings; and (5) other terms and conditions of Mr. Steed's employment.

      In connection with the Recapitalization, the Company entered into an employment agreement with Mr. Page. The agreement provided for: (1) a three year employment term with an initial base of $200,000 per year and a bonus, based upon EBITDA objectives, of up to 50% of base compensation; (2) severance benefits and noncompetition, nonsolicitation and confidentiality agreements in certain situations; (3) the grant of certain stock options in Holdings; and (4) other terms and conditions of Mr. Page's employment. In October 2000, in conjunction with Mr. Page's resignation, the Company entered into a separation agreement with Mr. Page, that superseded his employment agreement, in which the Company agreed to pay Mr. Page a severance payment equal to approximately 10 months of his base salary.

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

Option Grants in Last Fiscal Year

      The following tables set forth information regarding options of Holdings granted to the named executive officers during fiscal 2001.

	Individual Grants				Potential
	Number of Securities Underlying Options	% of Total Options Granted to Employees	Exercise or Base Price	Expiration	Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted	in Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Frank H. Steed	23.53	68.1%	$12,500	10/23/10	$184,974	$468,760
David Groll (2)	2.2	6.4%	$12,500	6/15/10	$17,295	$43,828

_________________
(1)	Calculated over a ten-year period, representing the terms of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of Holdings common stock.
(2)	The employment by the Company of David Groll ended in June 2001. In accordance with the terms of the stock option plan, none of the options granted had vested upon his resignation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      Set forth below is information with respect to options exercised by the named executive officers during fiscal 2001 and the number and value of unexercised stock options held by such named executive officers at the end of the fiscal year.
			Number of Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Frank H. Steed	-0-	-0-	.98/22.55	-0-/-0-
Robert B. Page (2)	-0-	-0-	-0-/-0-	-0-/-0-
David G. Short	-0-	-0-	1.5/1.8	-0-/-0-
Richard A. Peabody	-0-	-0-	.4/2.9	-0-/-0-
Paul E. Lyford	-0-	-0-	1.0/1.2	-0-/-0-
David Groll (3)	-0-	-0-	0/2.2	-0-/-0-

_________________________

(1)   The common stock of Holdings is not traded on a public market. This value of unexercised options is based on internal estimates.
(2)   The employment by the Company of Robert B. Page ended in June 2000.
(3)   The employment by the Company of David Groll ended in June 2001.

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

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. In fiscal 2001, no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee or on the Company's Board of Directors. The Company's Board of Directors, including members of the Compensation Committee, also comprise the Board of Directors for Holdings, which owns 100% of the outstanding common stock of the Company.

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

Report of the Compensation and Benefits Committee

      The Compensation Committee, comprised of the undersigned non-employee directors of the Company, has the responsibility for determining compensation plans for all executive officers. Any recommendations are submitted to the full Board of Directors for approval.

      The Compensation Committee has adopted a policy that the Company's executive compensation plan should have three principal components:
--

Competitive base salaries. In order to attract and retain high-quality management, the Company should offer appropriate salaries commensurate with the skills and experience of the individual. The Compensation Committee considers recommendations by the Chief Executive Officer in determining other executive base salaries, as well as information on industry practice.

--

A short-term bonus plan. To encourage and reward near-term improvements in the Company's performance, the Compensation Committee determined to offer an annual bonus plan based on the Company achieving the financial targets that result from the annual planning process. EBITDA has been established as the primary measurement criteria for determining if the financial goals are achieved. "EBITDA" represents net income before the cumulative effect of a change in accounting principle and extraordinary item plus: (1) net interest; (2) income taxes; (3) depreciation and amortization including amortization of start-up costs; (4) pre-opening expenses; (5) loss provisions; and (6) impairments of long-lived assets. The Compensation Committee believes EBITDA is an important measure in determining the value of a privately-held company. Provision also has been made for discretionary bonuses in certain situations.

--	A long-term incentive plan. The Compensation Committee determined to establish a long-term incentive plan to accomplish the following objectives:

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

      Effective October 23, 2000, Frank H. Steed became the President and Chief Executive Officer of the Company. In addition, Mr. Steed was elected as a Director of the Company in October 2000. Mr. Steed is able to participate in the same executive compensation plans available to the Company's other senior executives. Pursuant to the terms of his employment agreement, Mr. Steed's salary is $300,000 per year.    Mr. Steed is also eligible to receive a bonus of $100,000 upon completing one year of employment with the Company. In determining Mr. Steed's compensation, the Compensation Committee applied the policies described above and considered other factors as well, such as Mr. Steed's previous work experience and position of responsibility and authority. The Compensation Committee also determined to grant Mr. Steed options to purchase 23.53 shares of common stock of Holdings.

      Robert B. Page served as the Company's Chief Executive Officer until June 2000. Payments that Mr. Page received in connection with his resignation are described under the heading "Employee Agreements." The Compensation Committee's actions with respect to Mr. Page's resignation reflect the Committee's reasonable judgement of Mr. Page's service and position with the Company.

      The executive short-term bonus plan for fiscal 2001 was based upon an EBITDA target which, when met, would pay a pre-determined bonus to each executive officer. This target was not achieved and no bonuses were paid pursuant to the short-term bonus plan in fiscal 2001.

      The Compensation Committee also recommends awards under Holdings non-qualified stock option plan. During fiscal 2001, stock option grants totaling 34.53 shares were made to the Chief Executive Officer and certain other named executive officers and key employees. During the year, options to purchase 29.7 shares lapsed. Each of these grants reflect an exercise price of $12,500 per share, which was determined to be the fair market value at the date of grant as required by the stock option plan.

      Federal income tax legislation has limited the deductibility of certain compensation paid to the Chief Executive Officer and covered employees to the extent the compensation exceeds $1.0 million. Performance-based compensation and certain other compensation, as defined, is not subject to the deduction limitation of this regulation. It is not currently anticipated that any covered employee would earn annual compensation in excess of the $1.0 million limit under existing or proposed compensation plans. The Company continually reviews its compensation plans to minimize or avoid potential adverse effects of this legislation. The Compensation Committee will consider recommending such steps as may be required to qualify annual and long-term incentive compensation for deductibility if that appears appropriate at some time in the future.

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

Name	Number of shares	Percent of class
Roma Restaurant Holdings, Inc. (1)	100	100%

___________________
(1)

As of March 25, 2001, the outstanding stock of Holdings was owned 22.2% by Sentinel Capital Partners, L.P., 37.0% by Sentinel Capital Partners II, L.P., 19.8% by NPC International, Inc. and the remaining 13.8% by unrelated third parties. The address of Sentinel Capital Partners, L.P. and Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York 10017 and the address of NPC International, Inc. is 14400 College Blvd., Lenexa, Kansas 66762.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transitional Financial and Accounting Services Agreement

      In June 1998, the Company entered into a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") whereby NPC continued to provide administrative services to the Company. Services provided included accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS System. Effective July 1, 2000, the Company amended the contract whereby services will continue through March 2003. Either the Company or NPC may terminate the Transition Services Agreement upon one year's prior written notice. Pursuant to the Transition Services Agreement, the Company paid NPC $870,000, $777,000 and $564,000 during the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

Payment of Certain Fees and Expenses

      The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per year for the first two years of the term of the management agreement and $500,000 per year thereafter, and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $472,000, $313,000 and $231,000 during the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

The exhibits listed on the accompanying index to exhibits at page 25 are filed as part of this Annual Report.

(4)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 25, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, the State of Texas, on June 13, 2001.

By:	/s/Frank H. Steed
Name: Frank H. Steed
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David S. Lobel	Chairman of the Board of Directors	June 13, 2001
David S. Lobel
/s/Richard A. Peabody	Vice President, Finance and Chief Financial Officer	June 13, 2001
Richard A. Peabody	(principal financial officer and accounting officer)
/s/Eric D. Bommer	Director	June 13, 2001
Eric D. Bommer
/s/Philip Friedman	Director	June 13, 2001
Philip Friedman
/s/John F. McCormack	Director	June 13, 2001
John F. McCormack
/s/Michael J. Myers	Director	June 13, 2001
Michael J. Myers

EXHIBITS INDEX

Exhibit
Number                                         Description
2.1		Recapitalization Agreement dated April 24, 1998 by and among the Company, NPC International, Inc., NPC Restaurant Holdings, Inc. and Sentinel Capital Partners, L.P. (1)
2.2

Assignment Agreement dated July 1, 1998 by and among Sentinel, Sentinel Capital Partners II, L.P. ("Sentinel II"), Omega Partners, L.P. ("Omega"), Provident Financial Group, Inc. ("Provident"), Travelers Casualty and Surety Company ("Travelers I"), The Travelers Insurance Company ("Travelers II"), The Travelers Life and Annuity Company ("Travelers III") and the Phoenix
Insurance Company ("Phoenix"), and together with Sentinel II, Omega, Provident, Travelers I, Travelers II, and Travelers III, the "Assignees") (1)

3.1		Certificate of Incorporation of the Company (1)
3.2		By-laws of the Company (1)
10.1		Indenture dated as of July 1, 1998, by and among the Company, the Guarantors named therein and United States Trust Company of New York (1)
10.2		Purchase Agreement dated as of June 26, 1998 among the Company, Salomon Brothers, Inc. and Schroder & Co. Inc. (1)
10.3		Registration Rights Agreement dated as of July 1, 1998 among the Company, the Guarantors named therein, Salomon Brothers, Inc. and Schroder & Co. Inc. (1)
10.4		Stockholders Agreement dated as of July 1, 1998 by and among the Company, the Assignees and Holdings (1)
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

10.9		Management Agreement dated as of July 1, 1998 by and among the Company and Robert B. Page (2)
10.9	a	Amended and Restated Accounting and Management Information Services Agreement dated January 20, 1999 (2)
*10.0		Amended Management Agreement dated as of May 12, 1999 by and among the Company and Robert B. Page (2)
10.12		Letter of commitment dated September 4, 1998 to the Company from CAPTEC Financial Group, Inc (2)
*10.13		Letter of employment and agreement dated as of January 3, 2000 by and among the Company and Richard A. Peabody (3) .
10.14

First Amendment to Credit Agreement dated April 11, 2000 by and among the Company,
Roma Systems, Inc., Roma Franchise Corporation, Roma Holdings, Inc., Roma Dining LP,
The Provident Bank and various lenders described therein (3)

*10.16		Management agreement dated as of October 5, 2000 by and among the Company and Frank H. Steed (4)
21.1	Subsidiaries of the Issuer (5)

________________________
(1)	Filed as an exhibit to the Company's Form S-4, (Registration No. 333-62615) filed on August 31, 1998 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended March 28, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended March 26, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended December 24, 2000 and incorporated herein by reference.
(5)	Filed herewith.
(*)	Management contract or compensation plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors	F-2

Consolidated Balance Sheets - Assets
As of March 25, 2001 and March 26, 2000	F-3

Consolidated Balance Sheets - Liabilities and Stockholder's Equity (Deficit)
As of March 25, 2001 and March 26, 2000	F-4

Consolidated Statements of Operations
For the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999	F-5

Consolidated Statements of Changes in Stockholder's Equity (Deficit)
For the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999	F-6

Consolidated Statements of Cash Flows
For the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Romacorp, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Romacorp, Inc. and Subsidiaries (the Company) as of March 25, 2001, and March 26, 2000 and the related consolidated statements of operations, changes in stockholder's equity (deficit), and cash flows for each of the three fiscal years in the period ended March 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Romacorp, Inc. and Subsidiaries at March 25, 2001, and March 26, 2000 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 25, 2001, in conformity with accounting principles generally accepted in the United States.

                           Ernst & Young LLP

Kansas City, Missouri
April 24, 2001

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

	March 25, 2001	March 26, 2000
Current Assets:
Cash and cash equivalents	$522	$39
Accounts receivable, net	1,575	2,062
Inventories of food and supplies	1,078	1,083
Deferred income tax asset	984	755
Prepaid expenses	1,148	1,138
Income taxes receivable	582	--
Other current assets	25	26
Total current assets	5,914	5,103

Facilities and equipment, net	53,858	60,704
Goodwill, net of accumulated amortization of $6,652 and $5,918, respectively	12,325	13,059
Deferred income tax asset	3,005	2,141
Other assets	208	245
Debt issuance costs, net of accumulated amortization of $911 and $452, respectively	1,821	2,459
Total assets	$77,131	$83,711

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS -- (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

	March 25, 2001	March 26, 2000
Current Liabilities:
Accounts payable	$3,951	$4,291
Accrued interest	1,832	2,134
Current portion of store closure reserve	100	100
Other accrued liabilities	7,640	7,425
Accrued income taxes	--	381
Total current liabilities	13,523	14,331

Senior notes	57,000	69,000
Long-term debt	16,401	8,242
Store closure reserve	344	391
Deferred gain on sale of assets	835	685
Total liabilities	88,103	92,649

Stockholder's Equity (Deficit):
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained earnings (deficit):
Dividends to Holdings	(75,368)	(75,368)
Other	(2,073)	(39)
Total	(77,441)	(75,407)
Total stockholder's equity (deficit)	(10,972)	(8,938)
Total liabilities and stockholder's equity (deficit)	$77,131	$83,711

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	For the Fiscal Year Ended
	March 25, 2001	March 26, 2000	March 28, 1999
Net restaurant sales	$124,964	$109,621	$92,910
Net franchise revenues	9,939	9,145	8,723
Total revenues	134,903	118,766	101,633

Cost of sales	42,213	32,959	29,529
Direct labor	40,293	34,422	28,836
Other	34,393	28,468	23,568
General and administrative expenses	11,731	12,343	9,233
Impairment of long-lived assets	2,303	464	--
Other loss provisions	--	1,022	--
Total operating expenses	130,933	109,678	91,166

Operating income	3,970	9,088	10,467
Other income (expense):
Interest expense	(9,119)	(9,741)	(8,147)
Miscellaneous	147	141	266
Income (loss) before income taxes, cumulative effect of a change in accounting principle
and extraordinary item	(5,002)	(512)	2,586
Provision (benefit) for income taxes:
Current	(285)	594	778
Deferred	(1,469)	(773)	147
	(1,754)	(179)	925
Income (loss) before cumulative effect of a change in
accounting principle and extraordinary item	(3,248)	(333)	1,661
Cumulative effect of a change in
accounting principle, net of tax	--	(513)	--
Extraordinary gain on early retirement of debt, net of tax	1,214	592	--
Net income (loss)	$(2,034)	$(254)	$1,661

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
(Dollars in Thousands)

			Additional	Retained Earnings (Deficit)
	Common Stock		Paid-In
	Shares	Amount	Capital		Total
Balance at March 28, 1998	100	$--	$17,444	$13,848	$31,292
Net income from March 29, 1998 to June 28, 1998	--	--	--	1,446	1,446
Payable to affiliate contributed to capital	--	--	33,731	--	33,731
Balance at June 28, 1998	100	$--	$51,175	$15,294	$66,469
Contribution of Holdings net assets to
Romacorp, Inc. (Note 1)	100	$--	$66,469	$--	$66,469
Dividend to Holdings	--	--	--	(75,351)	(75,351)
Net income from June 29, 1998 to March 28, 1999	--	--	--	215	215
Balance at March 28, 1999	100	--	66,469	(75,136)	(8,667)
Dividend to Holdings	--	--	--	(17)	(17)
Net loss	--	--	--	(254)	(254)
Balance at March 26, 2000	100	--	66,469	(75,407)	(8,938)
Net loss	--	--	--	(2,034)	(2,034)
Balance at March 25, 2001	100	$--	$66,469	$(77,441)	$(10,972)

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Fiscal Year Ended
	March 25, 2001	March 26, 2000	March 28, 1999
Operating Activities:
Net income (loss)	$(2,034)	$(254)	$1,661
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	7,009	6,652	5,750
Amortization of pre-opening costs	--	--	920
Amortization of debt issuance costs	236	452	337
Deferred income taxes	(1,093)	(773)	147
Cumulative effect of a change in accounting principle, net of tax	--	513	--
Impairment of long-lived assets	2,303	464	--
Loss provisions	--	1,022	--
Deferred gain on sale of assets	(43)	(32)	--
Loss on disposal of assets	--	20	--
Gain on repurchase of Senior Notes	(1,214)	(592)	--
Change in assets and liabilities:
Accounts receivable, net	487	(425)	(286)
Notes receivable, net	--	719	38
Inventories of food and supplies	5	1,968	(1,542)
Preopening costs	--	--	(1,231)
Other current assets	(9)	(91)	(468)
Accounts payable	(340)	1,358	1,839
Accrued interest	(302)	(157)	2,263
Other accrued liabilities	168	642	868
Income taxes	(1,615)	62	--
Other	18	(35)	(452)
Net cash flows provided by operating activities	3,576	11,513	9,844
Investing Activities:
Capital expenditures	(6,676)	(15,092)	(15,067)
Proceeds from sale of assets	5,152	5,927	5,445
Changes in other assets, net	27	(93)	98
Net cash flows used in investing activities	(1,497)	(9,258)	(9,524)
Financing Activities:
Proceeds from (repayments of) Senior Notes	(9,600)	(4,823)	75,000
Dividend to Holdings	--	(17)	(75,351)
Net borrowings under line-of-credit agreement	8,159	2,952	5,290
Debt issuance costs	(155)	(32)	(3,626)
Payments of debt	--	--	(1,333)
Change in checks written in excess of cash	--	(296)	183
Net change in payable to affiliate	--	--	(483)
Net cash flows used in financing activities	(1,596)	(2,216)	(320)
Net Change in Cash and Cash Equivalents	483	39	--
Cash and Cash Equivalents At Beginning of Year	39	--	--
Cash and Cash Equivalents At End of Year	$522	$39	$--

Supplemental cash flow information:
Cash paid for interest	$9,252	$9,729	$4,919
Cash paid for income taxes	$400	$267	$10

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

Note 2.      Recapitalization

      The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization") effective June 28, 1998 was executed pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). In the Recapitalization that was executed by Holdings, NPC and Sentinel Capital Partners, L.P., Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel through certain affiliates ("Sentinel") held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes due July 1, 2006 (the "Senior Notes") were issued by the Company. The Company paid Holdings a dividend of $75,351,000 consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of Romacorp, Inc. retaining their historical value.

Note 3.      Summary of Significant Accounting Policies

      Fiscal Year -- The Company operates on a 52 or 53 week fiscal year ending on the last Sunday before the last Tuesday in March. The fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, each contained 52 weeks.

      Cash Equivalents -- For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. For each period presented, substantially all cash was in the form of depository accounts.

      Inventories -- Inventories of food and supplies are valued at the lower of cost (first-in, first-out method) or market.

      Pre-opening Costs -- Effective March 29, 1999, the Company adopted Statement of Position 98-5, "Accounting for Costs of Start-up Activities" ("SOP 98-5") which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a twelve month period, and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $777,000 in pre-opening costs, net of taxes of $264,000, were recorded during the first quarter of the fiscal year ended March 26, 2000 as a change in accounting principle.

      Facilities and Equipment -- Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture and equipment over the estimated useful life of the asset. Leasehold improvements are amortized on the straight-line method over the life of the lease or the life of the improvements whichever is shorter. Interest is capitalized with the construction of new restaurants as part of the asset to which it relates. Interest capitalized during fiscal years ended March 25, 2001, March 26, 2000, and March 28, 1999 was $66,000, $236,000 and $116,000, respectively.

     Long-lived Assets -- The Company applies the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") in accounting for its long-lived assets, which requires the write-down of certain intangibles and tangible property associated with under-performing sites. The Company reviews the assets related to store sites on a periodic basis and when events occur or circumstances indicate that the asset value of a store is not recoverable, the Company evaluates that store for impairment based on estimated future nondiscounted cash flows attributable to that store. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgements and projections as considered necessary. The effect of applying SFAS 121 resulted in a reduction of facilities and equipment of $2,303,000 and $464,000 during the fiscal years ended March 25, 2001 and March 26, 2000, respectively.

      Goodwill -- Goodwill represents the excess of cost over the identifiable net assets acquired and is amortized on the straight-line method over periods ranging from 25 to 40 years.

      Franchise Revenue -- The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales, in return for operational support, product development, marketing programs and various administrative services. Royalty revenue is recognized on the accrual basis, although initial fees are not recognized until the franchisee's restaurant is opened. Fees for granting exclusive development rights to specific geographic areas are recognized when the right has been granted and cash received is non-refundable. Net franchise revenue is presented net of direct expenses, which include labor, travel and related costs of Franchise Business Managers, who operate as liaisons between the franchise community and the franchisor. Direct costs also include bad debt expense and opening costs, consisting primarily of training expenses. Franchisees also participate in national and local marketing programs, which are managed by the Company. The related funding for these programs is separate and not included in the accompanying financial statements.

      Fair Value of Financial Instruments -- See Note 8 for a discussion of the fair value of the Company's Senior Notes. As of March 25, 2001 and March 26, 2000, the fair value of the Company's remaining financial instruments, including cash equivalents, approximates their carrying value.

      Income Taxes -- The Company's results prior to June 28, 1998, were included in the consolidated federal income tax return of NPC International, Inc. As a result of the Recapitalization (see Note 2), the Company began filing its own federal income tax return subsequent to June 28, 1998. The provisions for income taxes, reflected in the accompanying statements, were calculated for the Company on a separate return basis in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

      Insurance Reserves -- The Company is self-insured for certain risks and is covered by insurance policies for other risks. The Company maintains reserves for their policy deductibles and other program expenses using case basis evaluations and other analyses. The reserves include estimates of future trends in claim severity and frequency, and other factors, which could vary as claims are ultimately settled. Reserve estimates are continually reviewed and adjustments are reflected in current operations. Changes in deductible amounts could impact both the establishment of future reserves and/or the rate of premiums incurred.

      Advertising Costs -- Advertising costs are expensed as incurred. The Company incurred approximately $4,600,000, $3,700,000 and $2,700,000 of such costs during the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

      Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform to classifications used in the current year.

Note 4.      Accounts Receivable

      Accounts receivable consists of the following:

	March 25, 2001	March 26, 2000
	(Dollars in thousands)
Franchise receivables	$1,457	$1,438
Other receivables	332	738
	1,789	2,176
Allowance for doubtful accounts	(214)	(114)
Net receivables	$1,575	$2,062

      Franchise receivables represent royalties due from the Company's franchisees and other amounts due related to services provided and fees assessed in accordance with the franchise agreement. Other receivables include amounts due for the sale of raw materials, principally ribs, which the Company has sold from its supply to distributors and franchisees. Other receivables also includes "banquet" sales to significant individual customers and other miscellaneous items.

      The Company generally does not require collateral on the accounts, but has the right to terminate the franchise agreement in the event the royalties becomes uncollectible.

Note 5.      Facilities and Equipment

      Facilities and equipment consists of the following:

	Estimated Useful Life	March 25, 2001	March 26, 2000
		(Dollars in thousands)
Land		$12,351	$14,594
Buildings	15-30 years	31,984	29,913
Leasehold improvements	5-20 years	14,084	14,356
Furniture and equipment	3-10 years	21,956	20,091
Construction in progress		1,128	4,103
		81,503	83,057
Less accumulated depreciation and amortization		(27,645)	(22,353)
Net facilities and equipment		$53,858	$60,704

Note 6.      Accrued Liabilities

      Other accrued liabilities consists of the following:

	March 25, 2001	March 26, 2000
	(Dollars in thousands)
Compensation and related taxes	$2,346	$2,540
Insurance claims and administration	1,082	1,284
Taxes other than income and payroll	1,301	1,324
Gift certificates	1,107	851
Other	1,804	1,426
Total other accrued liabilities	$7,640	$7,425

Note 7.      Income Taxes

      The provision (benefit) for income taxes consists of the following:

	For the Fiscal Year Ended
	March 25, 2001	March 26, 2000	March 28, 1999
	(Dollars in thousands)
Current:
Federal	$(636)	$264	$533
State	27	50	25
Foreign	324	280	220
	(285)	594	778

Deferred:
Federal	(1,469)	(773)	147
State	--	--	--
Foreign	--	--	--
	(1,469)	(773)	147
Income tax expense (benefit)	$(1,754)	$(179)	$925

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes, cumulative effect of change in accounting principle and extraordinary item are as follows:

	For the Fiscal Year Ended
	March 25, 2001	March 26, 2000	March 28, 1999
	(Dollars in thousands)
Tax computed at statutory rate	$(1,751)	$(179)	$905
Goodwill amortization	233	242	244
Tax credits	(787)	(292)	(264)
State taxes, net of federal effect, and other	24	50	40
Change in valuation allowance	527	--	--
Provision for income taxes	$(1,754)	$(179)	$925

      During the fiscal year ended March 26, 2000, the cumulative effect of a change in accounting principle was recorded net of an income tax benefit of $264,000. During the fiscal years ended March 25, 2001 and March 26, 2000, extraordinary gain on early retirement of debt was recorded net of income tax expense of $654,000 and $319,000, respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 25, 2001	March 26, 2000
Deferred tax assets:	(Dollars in thousands)
Insurance reserves	$157	$303
Store closure reserves	151	167
Accrued vacation	248	256
Depreciation and asset impairment adjustments	2,392	1,227
Allowance for doubtful accounts	73	39
Joint venture reserves	--	461
Deferred gain	284	233
Federal employer tax credits	985	--
Other, net	226	210
Valuation allowance	(527)	--
Total deferred tax assets	3,989	2,896

Deferred tax liabilities	--	--

Net deferred tax assets	3,989	2,896
Current	984	755
Non-current	$3,005	$2,141

      In accessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at March 25, 2001. As of March 25, 2001, the Company had federal general business credits of approximately $985,000, which if not used by 2020 will begin to expire.

Note 8.      Senior Notes

      In conjunction with the Recapitalization on June 28, 1998, the Company issued $75.0 million of 12% Senior Notes due July 1, 2006 (the "Senior Notes"). Interest on the notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year commencing January 1, 1999. As of March 25, 2001 and March 26, 2000, the amounts outstanding were $57.0 million and $69.0 million, respectively. The Senior Notes are general unsecured obligations of the Company but are guaranteed by the subsidiaries of the Company. See Note 11 for summarized financial information of the Company and its subsidiaries. The debt outstanding under the Company's revolving credit facility has a first priority lien on substantially all of the assets of the Company. See Note 9 for a discussion of the revolving credit facility.

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

      As of March 25, 2001, the fair value of the remaining Senior Notes is estimated to be in the range of $34.2 million to $39.9 million based on the quoted market rates for the debt. As of March 26, 2000, the fair value of the Senior Notes was estimated to be in the range of $55.5 million to $58.0 million.

Note 9.      Long-term Debt

      Long-term debt consists of a note payable to a bank under a Revolving Credit Facility which is secured by substantially all of the assets of the Company. Prior to April 2000, the Revolving Credit Facility bore interest at the Company's option of prime rate or up to LIBOR plus 2.25% and the maximum credit available under the facility was $15.0 million.

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement") which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The Amended Credit Agreement expires in April 2005. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity of the LIBOR or monthly for prime rate advances. In addition, a commitment fee based on an annual rate of .375% is payable monthly on all unused commitments.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, the terms of which reduce the required consolidated EBITDA from $15.0 million to $13.0 million and reduce the required interest coverage ratio from 1.7 to 1.5. These amended terms will remain in effect for the next four fiscal quarters ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. The Company was in compliance with the amended covenants as of March 25, 2001.

Note 10.      Commitments

      The Company leases certain restaurant equipment and buildings under operating leases. Rent expense for the fiscal years ended March 25, 2001, March 26, 2000, and March 28, 1999 was $6,188,000, $4,960,000 and $3,879,000, respectively. Included in these amounts were additional rentals of approximately $791,000, $775,000 and $724,000 for the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively, which are based upon a percentage of sales in excess of a base amount as specified in the lease. The majority of the Company's leases contain renewal option(s) for 5 to 10 years. Renewal of the remaining leases is dependent on mutually acceptable negotiations.

      At March 25, 2001, minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows :

Fiscal Year	(Dollars in thousands)
2002	$5,036
2003	4,702
2004	4,382
2005	4,025
2006	4,109
Thereafter	25,699
$47,953

      In September 1998, the Company obtained a commitment from a financial group to purchase, at the Company's option, 11 restaurants at a price not to exceed $1.75 million each, or $19.3 million in the aggregate, and to subsequently enter into a leaseback agreement with the Company as lessee. The lease agreements provide for an initial minimum annual rent of 10% of the purchase price, which will increase 6% on the third anniversary of the lease and an additional 6% every three years thereafter. The lease term will be for 15 years with two five-year renewal options. The minimum annual rent for the renewal option periods will be set at fair market value.

      During the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, the Company completed $3.7 million, $5.9 million and $5.5 million of sale-leaseback transactions, respectively. The transactions during the fiscal years ended March 25, 2001 and March 26, 2000 resulted in deferred gains of $193,000 and $717,000, respectively. These deferred gains are being recognized over the 15-year initial term of the new leases.

Note 11.      Summarized Financial Information

      Summarized financial information for Romacorp Inc. and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
March 25, 2001

	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,619	$2,295	$--	$5,914
Due from affiliates	--	28,196	(28,196)	--
Facilities and equipment, net	48,907	4,951	--	53,858
Investment in subsidiaries	42,819	--	(42,819)	--
Goodwill, net	882	11,443	--	12,325
Other assets	2,169	2,865	--	5,034
Total assets	$98,396	$49,750	$(71,015)	$77,131

Liabilities and Equity (Deficit)
Current liabilities	$6,592	$6,931	$--	$13,523
Due to affiliates	28,196	--	(28,196)	--
Senior notes	57,000	--	--	57,000
Long-term debt	16,401	--	--	16,401
Other long-term liabilities	1,179	--	--	1,179
Total liabilities	109,368	6,931	(28,196)	88,103

Equity (deficit)	(10,972)	42,819	(42,819)	(10,972)

Total liabilities and equity (deficit)	$98,396	$49,750	$(71,015)	$77,131

Condensed Consolidating Balance Sheet
March 26, 2000

Romacorp		Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$2,588	$2,515	$--	$5,103
Due from affiliates	--	20,599	(20,599)	--
Facilities and equipment, net	58,082	2,622	--	60,704
Investment in subsidiaries	34,163	--	(34,163)	--
Goodwill, net	941	12,118	--	13,059
Other assets	2,779	2,066	--	4,845
Total assets	$98,553	$39,920	$(54,762)	$83,711

Liabilities and Equity (Deficit)				--
Current liabilities	$8,360	$5,971	$--	$14,331
Due to affiliates	20,599	--	(20,599)	--
Senior notes	69,000	--	--	69,000
Long-term debt	8,242	--	--	8,242
Other long-term liabilities	1,076	--	--	1,076
Total liabilities	107,277	5,971	(20,599)	92,649

Equity (deficit)	(8,724)	33,949	(34,163)	(8,938)

Total liabilities and equity (deficit)	$98,553	$39,920	$(54,762)	$83,711

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 25, 2001

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$119,626	$20,290	$(5,013)	$134,903
Total operating expenses	126,712	9,234	(5,013)	130,933
Operating income	(7,086)	11,056	--	3,970
Other income (expense)	(11,558)	2,586	--	(8,972)
Income from subsidiaries	13,317	--	(13,317)	--
Income (loss) before income taxes, cumulative effect of change in accounting
principle and extraordinary item	(5,327)	13,642	(13,317)	(5,002)
Provision (benefit) for income taxes	(1,865)	4,772	(4,661)	(1,754)
Extraordinary gain on early retirement
of debt, net of tax	1,214	--	--	1,214
Net income (loss)	$(2,248)	$8,870	$(8,656)	$(2,034)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 26, 2000

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$109,374	$13,780	$(4,388)	$118,766
Total operating expenses	110,386	3,680	(4,388)	109,678
Operating income	(1,012)	10,100	--	9,088
Other income (expense)	(11,841)	2,241	--	(9,600)
Income from subsidiaries	12,555	--	(12,555)	--
Income (loss) before income taxes, cumulative effect of change in accounting
principle and extraordinary item	(298)	12,341	(12,555)	(512)
Provision (benefit) for income taxes	(179)	4,394	(4,394)	(179)
Cumulative effect of change in accounting
principle, net of tax	(513)	--	--	(513)
Extraordinary gain on early retirement
of debt, net of tax	592	--	--	592
Net income (loss)	$(40)	$7,947	$(8,161)	$(254)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 28, 1999

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$92,910	$12,452	$(3,729)	$101,633
Total operating expenses	91,818	3,077	(3,729)	91,166
Operating income	1,092	9,375	--	10,467
Other income (expense)	(9,080)	1,199	--	(7,881)
Income from subsidiaries	10,574	--	(10,574)	--
Income (loss) before income taxes, cumulative effect of change in accounting
principle and extraordinary item	2,586	10,574	(10,574)	2,586
Provision (benefit) for income taxes	925	3,702	(3,702)	925
Extraordinary gain on early retirement
of debt, net of tax	--	--	--	--
Net income (loss)	$1,661	$6,872	$(6,872)	$1,661

Note 12.      Related Party Transactions

      In June 1998, the Company entered into a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") whereby NPC continued to provide administrative services to the Company. Services provided included accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS System. Effective July 1, 2000, the Company amended the contract whereby services will continue through March 2003. Either the Company or NPC may terminate the Transition Services Agreement upon one year's prior written notice. Pursuant to the Transition Services Agreement, the Company paid NPC $870,000, $777,000 and $564,000 during the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

      The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per year for the first two years of the term of the management agreement and $500,000 per year thereafter, and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $472,000, $313,000 and $231,000 during the fiscal years ended March 25, 2001, March 26, 2000 and March 28, 1999, respectively.

Note 13.      Summary of Quarterly Results (Unaudited) (Dollars in thousands).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 25, 2001
Revenues	$34,115	$33,011	$31,422	$36,355
Operating income	1,290	1,304	(962)	2,338
Income (loss) before cumulative effect
of a change in accounting principle
and extraordinary item	(985)	(1,005)	(3,254)	242
Net income (loss)	573	(650)	(2,115)	158

Year Ended March 26, 2000
Revenues	$28,626	$28,724	$28,214	$33,202
Operating income	2,875	2,317	1,883	2,013
Income (loss) before cumulative effect
of a change in accounting principle
and extraordinary item	470	(125)	(553)	(304)
Net income (loss)	(208)	(81)	(359)	394