Form 10-Q
period 2001-06-24
ROMACORP INC
filed 2001-08-07
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2001

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

      As of August 1, 2001, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	June 24, 2001 and March 25, 2001	1

	Condensed Consolidated Statements of Operations
	For the Thirteen Weeks Ended
	June 24, 2001 and June 25, 2000	3

	Condensed Consolidated Statements of Cash Flows
	For the Thirteen Weeks Ended
	June 24, 2001 and June 25, 2000	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	14

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

(UNAUDITED)
	June 24, 2001	March 25, 2001

Current Assets:
Cash and cash equivalents	$2,008	$522
Accounts receivable, net	1,728	1,575
Inventories of food and supplies	1,034	1,078
Deferred income tax asset	974	984
Prepaid expenses	775	1,148
Income tax receivable	669	582
Other current assets	28	25
Total current assets	7,216	5,914

Facilities and equipment, net	51,524	53,858
Goodwill, net of accumulated amortization of $6,652	12,325	12,325
Deferred income tax asset	3,014	3,005
Other assets	209	208
Debt issuance costs, net of accumulated amortization of $1,008 and $911, respectively	1,724	1,821
Total assets	$76,012	$77,131

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

(UNAUDITED)
	June 24, 2001	March 25, 2001

Current Liabilities:
Accounts payable	$3,956	$3,951
Accrued interest	3,497	1,832
Current portion of store closure reserve	100	100
Other accrued liabilities	8,469	7,640
Total current liabilities	16,022	13,523

Senior notes	57,000	57,000
Long-term debt	12,803	16,401
Store closure reserve	339	344
Deferred gain on sale of assets	821	835
Total liabilities	86,985	88,103

Stockholder's Equity (Deficit):
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained earnings (deficit):
Dividend to Holdings	(75,368)	(75,368)
Other	(2,074)	(2,073)
Total	(77,442)	(77,441)
Total stockholder's equity (deficit)	(10,973)	(10,972)
Total liabilities and stockholder's equity (deficit)	$76,012	$77,131

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	June 24, 2001	June 25, 2000

Net restaurant sales	$31,101	$31,700
Net franchise revenue	2,414	2,416
Total revenues	33,515	34,116

Cost of sales	10,376	10,931
Direct labor	10,384	10,163
Other	8,670	8,261
General and administrative expenses	2,207	3,471
Total operating expenses	31,637	32,826

Operating income	1,878	1,290
Other income (expense):
Interest expense	(2,149)	(2,271)
Miscellaneous	270	(4)
Loss before income taxes and extraordinary item	(1)	(985)

Income tax benefit	--	(344)
Loss before extraordinary item	(1)	(641)
Extraordinary gain on early retirement of debt,
net of tax	--	1,214
Net income (loss)	$(1)	$573

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	June 24, 2001	June 25, 2000

Operating Activities:
Net income (loss)	$(1)	$573
Non-cash items included in net income (loss):
Depreciation and amortization	1,498	1,726
Amortization of debt issuance costs	97	91
Deferred income taxes	1	(128)
Deferred gain on sale of assets	(14)	(12)
Gain on disposal of assets	(205)	--
Gain on repurchase of Senior Notes	--	(1,214)
Changes in assets and liabilities:
Accounts receivable, net	(153)	534
Inventories of food and supplies	44	31
Other current assets	370	(242)
Accounts payable	5	(754)
Accrued interest	1,665	1,426
Other accrued liabilities	824	1,685
Income taxes receivable	(87)	(600)
Other	--	(9)
Net cash flows provided by operating activities	4,044	3,107

Investing Activities:
Capital expenditures, net	(208)	(2,120)
Proceeds from sale of assets	1,249	--
Changes in other assets, net	(1)	(23)
Net cash flows provided by (used in) investing activities	1,040	(2,143)

Financing Activities:
Repayment of Senior Notes	--	(9,600)
Net borrowings (repayments) under line-of-credit agreement	(3,598)	10,365
Debt issuance costs	--	(150)
Net cash flows provided by (used in) financing activities	(3,598)	615
Net Increase in Cash and Cash Equivalents	1,486	1,579
Cash and Cash Equivalents At Beginning of Period	522	39
Cash and Cash Equivalents At End of Period	$2,008	$1,618

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended June 24, 2001 are not necessarily an indication of the results that may be expected for the fiscal year ending March 24, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended March 25, 2001. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 25, 2001 consolidated financial statements.

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

Note 3 - Senior Notes

      In conjunction with the Recapitalization on June 28, 1998, the Company issued the Senior Notes. Interest on the notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year commencing January 1, 1999. As of June 24, 2001 and March 25, 2001, the amounts outstanding were $57.0 million.

      During April 2000, the Company increased its borrowing capacity under the Revolving Credit Facility and repurchased $12.0 million face value of its Senior Notes at an average price of $800 per $1,000 principal amount. The repurchase of the Senior Notes resulted in an extraordinary gain, net of the write-off of associated debt issuance costs and the effect of income taxes, of $1.2 million. See Note 4 for a discussion of the Revolving Credit Facility.

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

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, terms of which reduce the required consolidated EBITDA (as defined) from $15.0 million to $13.0 million and reduce the required interest coverage ratio (as defined) from 1.7 to 1.5. These amended terms will remain in effect for the next four fiscal quarters ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. The Company was in compliance with the amended covenants as of June 24, 2001.

Note 5 - Recently Issued Accounting Pronouncements

      Effective March 26, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

      Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" that was issued by the FASB in July 2001. SFAS No. 142 requires than an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company does not expect to record a charge related to the impairment test that is required with the adoption of this new standard. Amortization of goodwill during fiscal year ended March 25, 2001 was $734,000. The adoption of SFAS No. 142 resulted in a decrease in amortization expense of $183,000 during the quarter ended June 24, 2001 versus the same quarter of the prior fiscal year.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" that requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The new standard is effective immediately and is not expected to have a significant impact on the Company's financial statements.

Note 6 - Summarized Financial Information

      Summarized financial information for Romacorp Inc. and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
June 24, 2001
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$4,504	$2,712	$--	$7,216
Due from affiliates	--	30,681	(30,681)	--
Facilities and equipment, net	46,622	4,902	--	51,524
Investment in subsidiaries	45,202	--	(45,202)	--
Goodwill, net	882	11,443	--	12,325
Other assets	2,133	2,814	--	4,947
Total assets	$99,343	$52,552	$(75,883)	$76,012

Liabilities and Equity (Deficit)
Current liabilities	$8,672	$7,350	$--	$16,022
Due to affiliates	30,681	--	(30,681)	--
Senior notes	57,000	--	--	57,000
Long-term debt	12,803	--	--	12,803
Other long-term liabilities	1,160	--	--	1,160
Total liabilities	110,316	7,350	(30,681)	86,985

Equity (deficit)	(10,973)	45,202	(45,202)	(10,973)

Total liabilities and equity (deficit)	$99,343	$52,552	$(75,883)	$76,012

Condensed Consolidating Balance Sheet
March 25, 2001
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Assets
Current assets	$3,619	$2,295	$--	$5,914
Due from affiliates	--	28,196	(28,196)	--
Facilities and equipment, net	48,907	4,951	--	53,858
Investment in subsidiaries	42,819	--	(42,819)	--
Goodwill, net	882	11,443	--	12,325
Other assets	2,169	2,865	--	5,034
Total assets	$98,396	$49,750	$(71,015)	$77,131

Liabilities and Equity (Deficit)
Current liabilities	$6,592	$6,931	$--	$13,523
Due to affiliates	28,196	--	(28,196)	--
Senior notes	57,000	--	--	57,000
Long-term debt	16,401	--	--	16,401
Other long-term liabilities	1,179	--	--	1,179
Total liabilities	109,368	6,931	(28,196)	88,103

Equity (deficit)	(10,972)	42,819	(42,819)	(10,972)

Total liabilities and equity (deficit)	$98,396	$49,750	$(71,015)	$77,131

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended June 24, 2001
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$29,405	$5,355	$(1,245)	$33,515
Total operating expenses	30,563	2,319	(1,245)	31,637
Operating income	(1,158)	3,036	--	1,878
Other income (expense)	(2,509)	630	--	(1,879)
Income from subsidiaries	3,666	--	(3,666)	--
Income (loss) before income taxes	(1)	3,666	(3,666)	(1)
Provision (benefit) for income taxes	--	1,283	(1,283)	--
Net income (loss)	$(1)	$2,383	$(2,383)	$(1)

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended June 25, 2000
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$30,794	$4,594	$(1,272)	$34,116
Total operating expenses	32,112	1,986	(1,272)	32,826
Operating income	(1,318)	2,608	--	1,290
Other income (expense)	(2,517)	242	--	(2,275)
Income from subsidiaries	2,850	--	(2,850)	--
Income (loss) before income taxes	(985)	2,850	(2,850)	(985)
Provision (benefit) for income taxes	(344)	998	(998)	(344)
Extraordinary gain on early retirement
of debt, net of tax	1,214	--	--	1,214
Net income	$573	$1,852	$(1,852)	$573

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Romacorp, Inc. (the "Company") is the operator and franchisor of the largest national, casual dining chain specializing in ribs with 242 restaurants located in 30 states in the United States and in 22 foreign countries and territories. As of June 24, 2001, the Company operated 61 Company-owned restaurants in 14 states and, through its subsidiaries, franchised 102 restaurants in 22 states and 79 restaurants in international locations.

Results of Operations

      The Company receives revenues from restaurant sales, franchise fees and royalties. Net franchise revenues include franchise fees and royalty income and is presented net of direct expenses associated with the franchising of the Tony Roma's concept. Cost of sales relates to food and beverage costs. Direct labor costs include salaries, benefits, bonuses and related taxes for restaurant personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, paper, property taxes and insurance among other costs directly associated with operating a restaurant facility.

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended
	June 24, 2001	June 25, 2000
	(Unaudited)
REVENUES:
Net restaurant sales	92.8%	92.9%
Net franchise revenue	7.2%	7.1%
	100.0%	100.0%
COST AND EXPENSES:
Cost of sales (1)	33.4%	34.5%
Direct labor (1)	33.4%	32.1%
Other (1)	27.9%	26.1%
General and administrative expenses	6.6%	10.2%
Operating income	5.6%	3.8%

(1) As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen Weeks Ended June 24, 2001 with the Thirteen Weeks Ended June 25, 2000

      Net restaurant sales. Net restaurant sales for the quarter ended June 24, 2001 were $31.1 million, representing a decrease of $599,000 or 1.9% below the $31.7 million reported during the same period of the prior year. These decreases are due primarily to a 4.8% decrease in sales at comparable restaurants offset by the impact of two additional restaurants in operation during the current year versus the prior year. There were 61 Company-owned restaurants at June 24, 2001 compared to 59 restaurants at June 25, 2000.

      Net franchise revenues. Net franchise revenues decreased $2,000 to $2.4 million for the quarter due to a $26,000 decrease in net franchise fees and a $25,000 increase in franchise support services expense, offset by a $49,000 increase in royalty income. Comparable sales at franchisee operated restaurants decreased 4.9% for the quarter. During the quarter ended June 24, 2001, two franchise restaurants were opened.

      Cost of sales. Cost of sales as a percentage of net restaurant sales decreased from 34.5% to 33.4% for the quarter. The decreased costs as a percentage of sales resulted from a 2.5% price increase, the introduction of a new line of steaks, the elimination of a discounted lunch promotion and various menu modifications offset by ribs costs at levels significantly higher than the prior year.

      Direct labor. Direct labor as a percentage of net restaurant sales increased to 33.4% from 32.1% for the same quarter of the prior year due primarily to higher group insurance and workers' compensation insurance expense. The Company also experienced higher hourly and management labor costs as a percentage of sales due to the decrease in comparable restaurant sales that was experienced.

      Other. Other operating expenses for the quarter increased $409,000 to $8.7 million or 27.9% of net restaurant sales from $8.3 million or 26.1% of net restaurant sales for the same quarter of the prior year. This increase is due primarily to the effect of restaurants that have opened or closed during the current or prior fiscal year. During the quarter, the Company experienced increased utility costs and additional rent expense related to restaurants opened and sale-leaseback transactions completed during the prior year.

      General and administrative expenses. General and administrative expenses for the quarter were $2.2 million, representing a decrease of $1.3 million below the $3.5 million reported during the same quarter of the prior year. This decrease is due primarily to lower management training wages, reductions in the number of field supervisory positions and the impact of severance costs related to the management transition that occurred during the same quarter of the prior year. In addition, the adoption of SFAS No. 142 resulted in a decrease in amortization expense of $183,000 versus the same quarter of the prior year.

      Interest expense. Interest expense for the quarter was $2.1 million, representing a decrease of $122,000 below the $2.3 million that was reported during the same quarter of the prior year. The decrease is due to the reduction in the balance of the Revolving Credit Facility and the impact of lower interest rates associated with the revolver.

      Miscellaneous.  Miscellaneous income of $270,000 for the quarter was $274,000 higher than the same quarter of the prior year as the Company recorded a gain on the sale of one restaurant of $205,000 during the current year. In addition, the Company did not incur losses during the quarter related to joint venture activities that were terminated during the prior fiscal year.

      Tax provision. An income tax benefit for the quarter has been provided for based on an effective tax rate of approximately 35% of the income (loss) before income taxes and extraordinary item.

      Extraordinary gain on early retirement of debt. During the first quarter of fiscal 2001, the Company repurchased Senior Notes with a face value of $12.0 million at a discount resulting in an after-tax gain of $1.2 million.

Liquidity and Capital Resources

      The Company has a working capital deficit of $8.8 million at June 24, 2001, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit increased from $7.6 million at March 25, 2001 due to increases in accrued interest related to the Senior Notes.

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

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company paid the maximum interest rate during the first year of the Amended Credit Agreement. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of June 24, 2001, $12.8 million was outstanding under the Revolving Credit Facility.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, the terms of which reduce the required consolidated EBITDA (as defined) from $15.0 million to $13.0 million and reduce the required interest coverage ratio (as defined) from 1.7 to 1.5. These amended terms will remain in effect for the four fiscal quarters ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. As of June 24, 2001, the Company was in compliance with the amended loan covenants.

      The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the Revolving Credit Facility.

      Cash flow provided by operating activities for the thirteen weeks ended June 24, 2001 was $4.0 million compared to $3.1 million during the same period of the prior year. Capital expenditures were $208,000 for the thirteen weeks ended June 24, 2001 and were funded through cash flow from operations. The Company received proceeds of $1.2 million related to the closure and sale of one restaurant during the thirteen weeks ended June 24, 2001.

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

      The Company's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of June 24, 2001 would be immaterial.

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

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

(b)	No reports on Form 8-K were filed during the quarter ended June 24, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: August 7, 2001	By:	/s/ RICHARD A. PEABODY
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)