Form 10-Q
period 2001-09-23
ROMACORP INC
filed 2001-11-06
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2001

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

      As of November 1, 2001, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	September 23, 2001 and March 25, 2001	1

	Condensed Consolidated Statements of Operations
	For the Thirteen and Twenty-Six Weeks Ended
	September 23, 2001 and September 24, 2000	3

	Condensed Consolidated Statements of Cash Flows
	For the Twenty-Six Weeks Ended
	September 23, 2001 and September 24, 2000	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	15

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS
(UNAUDITED)
	September 23, 2001	March 25, 2001

Current Assets:
Cash and cash equivalents	$1,281	$522
Accounts receivable, net	1,620	1,575
Inventories of food and supplies	984	1,078
Deferred income tax asset	999	984
Prepaid expenses	1,137	1,148
Income tax receivable	702	582
Other current assets	26	25

Total current assets	6,749	5,914

Facilities and equipment, net	50,352	53,858

Goodwill, net of accumulated amortization of $6,652	12,325	12,325
Deferred income tax asset	3,398	3,005
Other assets	213	208
Debt issuance costs, net of accumulated amortization of $1,105 and $911, respectively	1,627	1,821

Total assets	$74,664	$77,131

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

(UNAUDITED)
	September 23, 2001	March 25, 2001

Current Liabilities:
Accounts payable	$2,942	$3,951
Accrued interest	1,783	1,832
Current portion of store closure reserve	195	100
Other accrued liabilities	7,784	7,640

Total current liabilities	12,704	13,523

Senior notes	57,000	57,000
Long-term debt	15,533	16,401
Store closure reserve	233	344
Deferred gain on sale of assets	801	835

Total liabilities	86,271	88,103

Stockholder's Equity (Deficit):
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained earnings (deficit):
Dividend to Holdings	(75,368)	(75,368)
Other	(2,708)	(2,073)

Total	(78,076)	(77,441)

Total stockholder's equity (deficit)	(11,607)	(10,972)

Total liabilities and stockholder's equity (deficit)	$74,664	$77,131

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

Thirteen Weeks Ended			Twenty-Six Weeks Ended

September 23, 2001		September 24, 2000	September 23, 2001	September 24, 2000

Net restaurant sales	$29,213	$30,655	$60,314	$62,353
Net franchise revenue	2,411	2,356	4,825	4,773

Total revenues	31,624	33,011	65,139	67,126

Cost of sales	9,705	10,417	20,081	21,347
Direct labor	9,870	9,824	20,254	19,987
Other	8,708	8,682	17,378	16,943
General and administrative expenses	2,232	2,784	4,439	6,255

Total operating expenses	30,515	31,707	62,152	64,532

Operating income	1,109	1,304	2,987	2,594
Other income (expense):
Interest expense	(2,107)	(2,363)	(4,256)	(4,634)
Miscellaneous income	20	54	290	50

Loss before income taxes and extraordinary
item	(978)	(1,005)	(979)	(1,990)

Income tax benefit	(344)	(355)	(344)	(699)

Loss before extraordinary item	(634)	(650)	(635)	(1,291)
Extraordinary gain on early retirement of
debt, net of tax	--	--	--	1,214

Net loss	$(634)	$(650)	$(635)	$(77)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)
	Twenty-Six Weeks Ended

	September 23, 2001	September 24, 2000

Operating Activities:
Net loss	$(635)	$(77)
Non-cash items included in net loss:
Depreciation and amortization	2,991	3,517
Amortization of debt issuance costs	194	182
Deferred income taxes	(408)	(217)
Amortization of deferred gain on sale of assets	(27)	(18)
Gain on disposal of assets	(154)	--
Gain on repurchase of Senior Notes	--	(1,214)
Changes in assets and liabilities:
Accounts receivable, net	(45)	381
Inventories of food and supplies	94	111
Other current assets	10	(337)
Accounts payable	(1,009)	(1,061)
Accrued interest	(49)	(275)
Other accrued liabilities	121	1,106
Income taxes receivable	(120)	(1,253)
Other	--	11

Net cash flows provided by operating activities	963	856

Investing Activities:
Capital expenditures, net	(580)	(4,535)
Proceeds from sale of assets	1,249	1,830
Changes in other assets, net	(5)	46

Net cash flows provided by (used in) investing activities	664	(2,659)

Financing Activities:
Repayment of Senior Notes	--	(9,600)
Net borrowings (repayments) under line-of-credit agreement	(868)	12,335
Debt issuance costs	--	(162)

Net cash flows provided by (used in) financing activities	(868)	2,573

Net Increase in Cash and Cash Equivalents	759	770
Cash and Cash Equivalents At Beginning of Period	522	39

Cash and Cash Equivalents At End of Period	$1,281	$809

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended September 23, 2001 are not necessarily an indication of the results that may be expected for the fiscal year ending March 24, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for Romacorp, Inc. (the "Company") for the fiscal year ended March 25, 2001. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 25, 2001 consolidated financial statements.

      The condensed consolidated financial statements of the Company and its subsidiaries include the Company's operation of its owned restaurants and franchise revenue from franchisees' use of trademarks and other proprietary information in the operation of Tony Roma's restaurants. The Company maintains its corporate office in Dallas, Texas, and, through its subsidiaries, provides menu development, training, marketing and other administrative services related to the operation of the Tony Roma's restaurant concept. All inter-company transactions between the Company and its subsidiaries have been eliminated.

      Certain items have been reclassified in the accompanying condensed consolidated financial statements for prior periods in order to be comparable with the classification adopted for the current period. Such reclassifications had no effect on previously reported results of operations.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Recapitalization

      The Company (then the former Romacorp, Inc.) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization") effective June 28, 1998, was executed, pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. In the Recapitalization, which was executed by Holdings, NPC and Sentinel Capital Partners, L.P. ("Sentinel"), Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel, through certain affiliates, held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes due July 1, 2006 (the "Senior Notes") were issued by the Company. The Company paid Holdings a dividend of $75,351,000, consisting primarily of the proceeds from the Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of the Company retaining their historical value.

Note 3 - Senior Notes

      In conjunction with the Recapitalization, on June 28, 1998, the Company issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of both September 23, 2001 and March 25, 2001, the principal amount of Senior Notes outstanding was $57.0 million.

      During April 2000, the Company increased its borrowing capacity under its revolving credit facility (the "Revolving Credit Facility") and repurchased $12.0 million face value of its Senior Notes at an average price of $800 per $1,000 principal amount. The repurchase of the Senior Notes resulted in an extraordinary gain, net of the write-off of associated debt issuance costs and the effect of income taxes, of $1.2 million. See Note 4 for a discussion of the Revolving Credit Facility.

Note 4 - Long-term Debt

      The Company's long-term debt consists of a note payable to a bank under the Revolving Credit Facility, which is secured by substantially all of the assets of the Company. Prior to April 2000, the Revolving Credit Facility bore interest, at the Company's option, of the prime rate or up to the six-month LIBOR plus 2.25%. The maximum credit available under the Revolving Credit Facility was $15.0 million.

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The Amended Credit Agreement expires in April 2005. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity for LIBOR advances or monthly for prime rate advances. In addition, a commitment fee based on an annual rate of .375% is payable monthly on all unused commitments. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, the terms of which reduced the Company's required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms will remain in effect until the fiscal quarter ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. The Company was in compliance with the amended covenants as of September 23, 2001.

Note 5 - Recently Issued Accounting Pronouncements

      Effective March 26, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board (the "FASB"). SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently not involved in derivative instruments or hedging activities, and therefore, will measure the impact of this statement as it becomes necessary.

      Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge related to the impairment test that is required with the adoption of this new standard. Amortization of goodwill during the fiscal year ended March 25, 2001 was $734,000. The adoption of SFAS No. 142 resulted in a decrease in amortization expense of $367,000 during the 26 weeks ended September 23, 2001, as compared to the same period of the prior fiscal year.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires using the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The new standard is not expected to have a significant impact on the Company's financial statements.

Note 6 - Summarized Financial Information

      Summarized financial information for the Company and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
September 23, 2001
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,716	$3,033	$--	$6,749
Due from affiliates	--	30,214	(30,214)	--
Facilities and equipment, net	45,479	4,873	--	50,352
Investment in subsidiaries	47,569	--	(47,569)	--
Goodwill, net	882	11,443	--	12,325
Other assets	1,978	3,260	--	5,238

Total assets	$99,624	$52,823	$(77,783)	$74,664

Liabilities and Equity (Deficit)
Current liabilities	$7,450	$5,254	$--	$12,704
Due to affiliates	30,214	--	(30,214)	--
Senior notes	57,000	--	--	57,000
Long-term debt	15,533	--	--	15,533
Other long-term liabilities	1,034	--	--	1,034

Total liabilities	111,231	5,254	(30,214)	86,271

Equity (deficit)	(11,607)	47,569	(47,569)	(11,607)

Total liabilities and equity (deficit)	$99,624	$52,823	$(77,783)	$74,664

Condensed Consolidating Balance Sheet
March 25, 2001
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,619	$2,295	$--	$5,914
Due from affiliates	--	28,196	(28,196)	--
Facilities and equipment, net	48,907	4,951	--	53,858
Investment in subsidiaries	42,819	--	(42,819)	--
Goodwill, net	882	11,443	--	12,325
Other assets	2,169	2,865	--	5,034

Total assets	$98,396	$49,750	$(71,015)	$77,131

Liabilities and Equity (Deficit)
Current liabilities	$6,592	$6,931	$--	$13,523
Due to affiliates	28,196	--	(28,196)	--
Senior notes	57,000	--	--	57,000
Long-term debt	16,401	--	--	16,401
Other long-term liabilities	1,179	--	--	1,179

Total liabilities	109,368	6,931	(28,196)	88,103

Equity (deficit)	(10,972)	42,819	(42,819)	(10,972)

Total liabilities and equity (deficit)	$98,396	$49,750	$(71,015)	$77,131

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended September 23, 2001
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$27,645	$5,148	$(1,169)	$31,624
Total operating expenses	29,575	2,109	(1,169)	30,515

Operating income (loss)	(1,930)	3,039	--	1,109
Other income (expense)	(2,688)	601	--	(2,087)
Income from subsidiaries	3,640	--	(3,640)	--

Income (loss) before income taxes	(978)	3,640	(3,640)	(978)
Provision (benefit) for income taxes	(344)	1,273	(1,273)	(344)

Net income (loss)	$(634)	$2,367	$(2,367)	$(634)

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended September 24, 2000
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$29,097	$5,144	$(1,230)	$33,011
Total operating expenses	30,434	2,503	(1,230)	31,707

Operating income (loss)	(1,337)	2,641	--	1,304
Other income (expense)	(2,441)	132	--	(2,309)
Income from subsidiaries	2,773	--	(2,773)	--

Income (loss) before income taxes	(1,005)	2,773	(2,773)	(1,005)
Provision (benefit) for income taxes	(355)	969	(969)	(355)

Net income (loss)	$(650)	$1,804	$(1,804)	$(650)

Condensed Consolidating Statement of Operations
For the Twenty-Six Weeks Ended September 23, 2001
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$57,050	$10,503	$(2,414)	$65,139
Total operating expenses	60,138	4,428	(2,414)	62,152

Operating income (loss)	(3,088)	6,075	--	2,987
Other income (expense)	(5,197)	1,231	--	(3,966)
Income from subsidiaries	7,306	--	(7,306)	--

Income (loss) before income taxes	(979)	7,306	(7,306)	(979)
Provision (benefit) for income taxes	(344)	2,556	2,556	(344)

Net income (loss)	$(635)	$4,750	$(4,750)	$(635)

Condensed Consolidating Statement of Operations
For the Twenty-Six Weeks Ended September 24, 2000
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$59,890	$9,738	$(2,502)	$67,126
Total operating expenses	62,545	4,489	(2,502)	64,532

Operating income (loss)	(2,655)	5,249	--	2,594
Other income (expense)	(4,958)	374	--	(4,584)
Income from subsidiaries	5,623	--	(5,623)	--

Income (loss) before income taxes	(1,990)	5,623	(5,623)	(1,990)
Provision (benefit) for income taxes	(699)	1,967	(1,967)	(699)
Extraordinary gain on early
retirement of debt, net of tax	1,214	--	--	1,214

Net income (loss)	$(77)	$3,656	$(3,656)	$(77)

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The Company is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 242 restaurants located in 29 states in the United States and in 22 foreign countries and territories. As of September 23, 2001, the Company operated 60 Company-owned restaurants in 14 states and, through its subsidiaries, franchised 102 restaurants in 22 states and 80 restaurants in international locations.

Results of Operations

      The Company receives revenues from restaurant sales, franchise fees and royalties. Net franchise revenues include franchise fees and royalty income and is presented net of direct expenses associated with the franchising of the Tony Roma's concept. Cost of sales includes food and beverage costs. Direct labor costs include salaries, benefits, bonuses and related taxes for restaurant personnel. Other operating expenses include rent, depreciation, advertising, utilities, supplies, paper, property taxes and insurance and other costs directly associated with operating a restaurant facility.

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	September 23, 2001	September 24, 2000	September 23, 2001	September 24, 2000

	(Unaudited)		(Unaudited)
REVENUES:
Net restaurant sales	92.4%	92.9%	92.6%	92.9%
Net franchise revenue	7.6%	7.1%	7.4%	7.1%

	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of sales (1)	33.2%	34.0%	33.3%	34.2%
Direct labor (1)	33.8%	32.0%	33.6%	32.0%
Other (1)	29.8%	28.3%	28.8%	27.2%
General and administrative expenses	7.1%	8.4%	6.8%	9.3%
Operating income	3.5%	3.9%	4.6%	3.9%

(1)  As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen and Twenty-Six Weeks Ended September 23, 2001 with the Thirteen and Twenty-Six Weeks Ended September 24, 2000

      Net restaurant sales. Net restaurant sales for the quarter ended September 23, 2001 were $29.2 million, representing a decrease of $1.4 million, or 4.7% from the $30.7 million reported during the same period of the prior year. During the 26 weeks ended September 23, 2001, net restaurant sales were $60.3 million, representing a decrease of $2.0 million or 3.3% below the $62.4 million reported during the same period of the prior year. These decreases are due primarily to decreases in sales at comparable restaurants of 5.2% for the quarter and 5.0% for the year-to-date period. Sales during the last two weeks of the quarter were dramatically affected by the events of September 11, 2001, prior to which sales at comparable restaurants were down 3.4% for the quarter.

      Net franchise revenues. Net franchise revenues increased $55,000 to $2.4 million for the quarter and increased $52,000 to $4.8 million for the year-to-date period. Comparable sales at franchisee-operated restaurants decreased 5.5% for the quarter and 5.3% for the year-to-date comparison. During the quarter ended September 23, 2001, three franchise restaurants were opened and two franchise restaurants were closed.

      Cost of sales. Cost of sales as a percentage of net restaurant sales decreased from 34.0% to 33.2% for the same quarter of the prior year and decreased from 34.2% to 33.3% for the year-to-date comparison. The decreased costs as a percentage of sales resulted from a 2.5% increase in menu prices, the elimination of a discounted lunch promotion and various menu modifications offset by rib costs at levels significantly higher than the prior year.

      Direct labor costs. Direct labor costs as a percentage of net restaurant sales increased to 33.8% from 32.0% for the same quarter of the prior year and increased to 33.6% from 32.0% for the year-to-date comparison, due primarily to higher hourly labor, group insurance and workers' compensation insurance expenses.

      Other. Other operating expenses for the quarter increased $26,000 to $8.7 million or 29.8% of net restaurant sales compared with 28.3% of net restaurant sales for the same quarter of the prior year. On a year-to-date basis, other operating expenses increased $435,000 to $17.4 million or 28.8% of net restaurant sales from $16.9 million or 27.2% of net restaurant sales for the same period of the prior year. During the quarter and year-to-date period, the Company experienced increased utility costs, real estate taxes and additional rent expenses related to restaurants opened and sale-leaseback transactions completed during the prior year. This increase is also partially due to the effect of restaurants that have opened or closed during the current or prior fiscal year.

      General and administrative expenses.  General and administrative expenses for the quarter were $2.2 million, representing a decrease of $552,000 from the $2.8 million reported during the same quarter of the prior year. For the year-to-date period, general and administrative expenses were $4.4 million, representing a decrease of $1.8 million from the $6.3 million reported during the same period of the prior year. This decrease is due primarily to lower management training wages, reductions in the number of field supervisory positions and lower pre-opening expenses in the current year compared to the prior year. In addition, the adoption of SFAS No. 142 resulted in a decrease in amortization expense of $183,000 for the quarter and $367,000 for the year-to-date period compared to the same period of the prior year.

      Interest expense.  Interest expense for the quarter was $2.1 million, representing a decrease of $256,000 from the $2.4 million that was reported during the same quarter of the prior year. For the year-to-date period, interest expense was $4.3 million, representing a decrease of $378,000 from the same period of the prior year. The decreases are due to the reduction in the balance of the Revolving Credit Facility and the impact of lower interest rates associated with the Revolving Credit Facility.

      Miscellaneous.  Miscellaneous income of $20,000 for the quarter was $34,000 lower than the same quarter of the prior year. For the year-to-date period, miscellaneous income of $290,000 was $240,000 higher than the same period of the prior year, due to the gain on the sale of one restaurant of $205,000 during the first quarter of the current year. In addition, the Company did not incur losses during the quarter or year-to-date period related to joint venture activities that were terminated during the prior fiscal year.

      Tax provision. An income tax benefit for the quarter has been provided for based on an effective tax rate of approximately 35% of the income (loss) before income taxes and extraordinary item.

      Extraordinary gain on early retirement of debt. During the first quarter of fiscal 2001, the Company repurchased Senior Notes with a face value of $12.0 million at a discount, resulting in an after-tax gain of $1.2 million.

Liquidity and Capital Resources

      The Company has a working capital deficit of $6.0 million at September 23, 2001, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit decreased from $7.6 million at March 25, 2001 due to decreases in accounts payable.

      Concurrently with the consummation of the Recapitalization (see Note 2 to Condensed Consolidated Financial Statements) and the issuance of $75.0 million in Senior Notes, the Company entered into the Revolving Credit Facility. This five-year facility initially provided for borrowings in an aggregate principal amount of up to $15.0 million, with interest, at the Company's option, of the prime rate or up to the six-month LIBOR plus 2.25%. A commitment fee of .375% is payable monthly on any unused commitments.

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company paid the maximum interest rate during the first year after the Amended Credit Agreement was executed. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of September 23, 2001, $15.5 million was outstanding under the Revolving Credit Facility.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, the terms of which reduced the required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms will remain in effect until the fiscal quarter ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. As of September 23, 2001, the Company was in compliance with the amended loan covenants.

      The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the Revolving Credit Facility.

      Cash flow provided by operating activities for the 26 weeks ended September 23, 2001 was $963,000, compared to $856,000 during the same period of the prior year. Capital expenditures were $580,000 for the 26 weeks ended September 23, 2001 and were funded through cash flow from operations. The Company received proceeds of $1.2 million related to the closure and sale of one restaurant during the 26 weeks ended September 23, 2001.

      During the 13 weeks ended September 23, 2001, the Company closed one underperforming restaurant. During the same period, franchisees opened three restaurants and three franchised restaurants were also closed.

Events of September 11, 2001

      The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively affected the United States economy, in particular the travel and hospitality industry. Like most consumer businesses, the Company's business is affected by general economic, and public safety conditions that affect consumer confidence and spending. Sales for most of the Company's restaurants, were adversely affected as a result of the September 11 attacks. Although management believes that sales trends for most of our restaurants are gradually recovering to their pre-September 11 levels, as of the date of this Quarterly Report on Form 10-Q, it is not possible to accurately predict sales volumes in light of the volatile operating environment. Additional terrorist attacks or related events could adversely impact all consumer businesses, including the Company's. It is not possible at this time to predict the longer-term effects of the attacks, or impacts or actions taken in response to the attacks, on general economic, political and public safety conditions.

Forward-Looking Statements

      The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements that are not historical facts contained herein are forward-looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and the potential impact of the events of September 11, 2001 on consumer demand; market acceptance risk; the level of and the effectiveness of marketing campaigns by the Company; training and retention of skilled management and other restaurant personnel; the Company's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations; the impact of competing restaurants and concepts; new product introductions; product mix and pricing; the cost of commodities and other food products; labor shortages and costs and other risks detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

      The Company's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of September 23, 2001 would be immaterial.

      Baby-back ribs represent approximately 25% of the Company's cost of sales. Because baby-back ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the price of baby-back ribs and other ribs sold by the Company could materially increase the Company's cost of sales and adversely affect the business, results of operations and financial condition of the Company. The Company actively manages its rib costs through supply commitments in advance of a specific need. However, the arrangements are terminable at will at the option of either party without prior notice. Therefore, there can be no assurance that any of the supply commitments will not be terminated in the future. As a result, the Company is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets and the factors discussed under "Forward-Looking Statements" above.

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
NONE

(b)	No reports on Form 8-K were filed during the quarter ended September 23, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: November 6, 2001	By:	/s/RICHARD A. PEABODY

Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)