Form 10-Q
period 2001-12-23
ROMACORP INC
filed 2002-02-05
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2001

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

      As of November 1, 2001, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 23, 2001 and March 25, 2001	1

	Condensed Consolidated Statements of Operations
	For the Thirteen and Thirty-Nine Weeks Ended
	December 23, 2001 and December 24, 2000	3

	Condensed Consolidated Statements of Cash Flows
	For the Thirty-Nine Weeks Ended
	December 23, 2001 and December 24, 2000	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	15

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

(UNAUDITED)
	December 23, 2001	March 25, 2001
Current Assets:
Cash and cash equivalents	$2,018	$522
Accounts receivable, net	1,670	1,575
Inventories of food and supplies	1,955	1,078
Deferred income tax asset	1,017	984
Prepaid expenses	1,173	1,148
Income tax receivable	950	582
Other current assets	206	25
Total current assets	8,989	5,914

Facilities and equipment, net	49,579	53,858
Goodwill, net of accumulated amortization of $6,652	12,325	12,325
Deferred income tax asset	3,651	3,005
Other assets	204	208
Debt issuance costs, net of accumulated amortization of $1,201 and $911, respectively	1,530	1,821
Total assets	$76,278	$77,131

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

(UNAUDITED)
	December 23, 2001	March 25, 2001
Current Liabilities:
Accounts payable	$3,228	$3,951
Accrued interest	3,486	1,832
Current portion of store closure reserve	195	100
Other accrued liabilities	8,265	7,640
Total current liabilities	15,174	13,523

Senior notes	57,000	57,000
Long-term debt	15,344	16,401
Store closure reserve	161	344
Deferred gain on sale of assets	787	835
Total liabilities	88,466	88,103

Stockholder's Equity (Deficit):
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained earnings (deficit):
Dividend to Holdings	(75,368)	(75,368)
Other	(3,289)	(2,073)
Total	(78,657)	(77,441)
Total stockholder's equity (deficit)	(12,188)	(10,972)
Total liabilities and stockholder's equity (deficit)	$76,278	$77,131

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 23, 2001	December 24, 2000	December 23, 2001	December 24, 2000

Net restaurant sales	$26,482	$28,919	$86,796	$91,272
Net franchise revenue	2,761	2,504	7,586	7,277
Total revenues	29,243	31,423	94,382	98,549

Cost of sales	8,528	9,609	28,609	30,956
Direct labor	9,385	9,723	29,639	29,710
Other	8,045	8,379	25,423	25,322
General and administrative expenses	2,177	2,371	6,616	8,626
Impairment of long-lived assets	--	2,303	--	2,303
Total operating expenses	28,135	32,385	90,287	96,917

Operating income (loss)	1,108	(962)	4,095	1,632
Other income (expense):
Interest expense	(2,057)	(2,333)	(6,313)	(6,967)
Miscellaneous income	52	41	342	91
Loss before income taxes and extraordinary
item	(897)	(3,254)	(1,876)	(5,244)

Income tax benefit	(316)	(1,139)	(660)	(1,838)
Loss before extraordinary item	(581)	(2,115)	(1,216)	(3,406)
Extraordinary gain on early retirement of
debt, net of tax	--	--	--	1,214
Net loss	$(581)	$(2,115)	$(1,216)	$(2,192)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Thirty-Nine Weeks Ended
	December 23, 2001	December 24, 2000
Operating Activities:
Net loss	$(1,216)	$(2,192)
Non-cash items included in net loss:
Depreciation and amortization	4,472	5,318
Amortization of debt issuance costs	291	273
Impairment of long-lived assets	--	2,303
Deferred income taxes	(679)	(1,049)
Amortization of deferred gain on sale of assets	(41)	(30)
Gain on disposal of assets	(154)	--
Gain on repurchase of Senior Notes	--	(1,214)
Changes in assets and liabilities:
Accounts receivable, net	(95)	347
Inventories of food and supplies	(877)	(44)
Other current assets	(206)	(266)
Accounts payable	(723)	(953)
Accrued interest	1,654	1,421
Other accrued liabilities	530	530
Income taxes receivable	(368)	(1,651)
Other	--	12
Net cash flows provided by operating activities	2,588	2,805

Investing Activities:
Capital expenditures, net	(1,288)	(5,841)
Proceeds from sale of assets	1,249	3,728
Changes in other assets, net	4	9
Net cash flows provided by (used in) investing activities	(35)	(2,104)

Financing Activities:
Repayment of Senior Notes	--	(9,600)
Net borrowings (repayments) under line-of-credit agreement	(1,057)	10,233
Debt issuance costs	--	(155)
Net cash flows provided by (used in) financing activities	(1,057)	478
Net Increase in Cash and Cash Equivalents	1,496	1,179
Cash and Cash Equivalents At Beginning of Period	522	39
Cash and Cash Equivalents At End of Period	$2,018	$1,218

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended December 23, 2001 are not necessarily an indication of the results that may be expected for the fiscal year ending March 24, 2002. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for Romacorp, Inc. (the "Company") for the fiscal year ended March 25, 2001. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 25, 2001 consolidated financial statements.

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

Note 3 - Senior Notes

      In conjunction with the Recapitalization, on June 28, 1998, the Company issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of both December 23, 2001 and March 25, 2001, the principal amount of Senior Notes outstanding was $57.0 million.

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

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, the terms of which reduced the Company's required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms will remain in effect until the fiscal quarter ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. The Company was in compliance with the amended covenants as of December 23, 2001. However, due to reductions in EBITDA that occurred during the quarter ended December 23, 2001, the Company does not anticipate it will achieve consolidated EBITDA of $15 million and an interest coverage ratio of 1.7 for the quarter ending March 2002. Therefore, prior to March 2002 the Company will seek to further amend the terms to provide additional time to return to previous performance levels.

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

      Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge related to the impairment test that is required with the adoption of this new standard. Amortization of goodwill during the fiscal year ended March 25, 2001 was $734,000. The adoption of SFAS No. 142 resulted in a decrease in amortization expense of $550,000 during the 39 weeks ended December 23, 2001, as compared to the same period of the prior fiscal year.

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

Note 6 - Summarized Financial Information

      Summarized financial information for the Company and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
December 23, 2001
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$4,578	$4,411	$--	$8,989
Due from affiliates	--	30,629	(30,629)	--
Facilities and equipment, net	44,781	4,798	--	49,579
Investment in subsidiaries	50,055	--	(50,055)	--
Goodwill, net	882	11,443	--	12,325
Other assets	1,087	4,298	--	5,385
Total assets	$101,383	$55,579	$(80,684)	$76,278

Liabilities and Equity (Deficit)
Current liabilities	$9,650	$5,524	$--	$15,174
Due to affiliates	30,629	--	(30,629)	--
Senior notes	57,000	--	--	57,000
Long-term debt	15,344	--	--	15,344
Other long-term liabilities	948	--	--	948
Total liabilities	113,571	5,524	(30,629)	88,466

Equity (deficit)	(12,188)	50,055	(50,055)	(12,188)

Total liabilities and equity (deficit)	$101,383	$55,579	$(80,684)	$76,278

Condensed Consolidating Balance Sheet
March 25, 2001
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,619	$2,295	$--	$5,914
Due from affiliates	--	28,196	(28,196)	--
Facilities and equipment, net	48,907	4,951	--	53,858
Investment in subsidiaries	42,819	--	(42,819)	--
Goodwill, net	882	11,443	--	12,325
Other assets	2,169	2,865	--	5,034
Total assets	$98,396	$49,750	$(71,015)	$77,131

Liabilities and Equity (Deficit)
Current liabilities	$6,592	$6,931	$--	$13,523
Due to affiliates	28,196	--	(28,196)	--
Senior notes	57,000	--	--	57,000
Long-term debt	16,401	--	--	16,401
Other long-term liabilities	1,179	--	--	1,179
Total liabilities	109,368	6,931	(28,196)	88,103

Equity (deficit)	(10,972)	42,819	(42,819)	(10,972)

Total liabilities and equity (deficit)	$98,396	$49,750	$(71,015)	$77,131

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended December 23, 2001
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$24,942	$5,359	$(1,058)	$29,243
Total operating expenses	27,146	2,047	(1,058)	28,135
Operating income (loss)	(2,204)	3,312	--	1,108
Other income (expense)	(2,515)	510	--	(2,005)
Income from subsidiaries	3,822	--	(3,822)	--
Income (loss) before income taxes	(897)	3,822	(3,822)	(897)
Provision (benefit) for income taxes	(316)	1,336	(1,336)	(316)
Net income (loss)	$(581)	$2,486	$(2,486)	$(581)

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended December 24, 2000
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$27,619	$4,964	$(1,160)	$31,423
Total operating expenses	31,589	1,956	(1,160)	32,385
Operating income (loss)	(3,970)	3,008	--	(962)
Other income (expense)	(2,365)	73	--	(2,292)
Income from subsidiaries	3,081	--	(3,081)	--
Income (loss) before income taxes	(3,254)	3,081	(3,081)	(3,254)
Provision (benefit) for income taxes	(1,139)	1,077	(1,077)	(1,139)
Net income (loss)	$(2,115)	$2,004	$(2,004)	$(2,115)

Condensed Consolidating Statement of Operations
For the Thirty-Nine Weeks Ended December 23, 2001
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$81,992	$15,862	$(3,472)	$94,382
Total operating expenses	87,284	6,475	(3,472)	90,287
Operating income (loss)	(5,292)	9,387	--	4,095
Other income (expense)	(7,712)	1,741	--	(5,971)
Income from subsidiaries	11,128	--	(11,128)	--
Income (loss) before income taxes	(1,876)	11,128	(11,128)	(1,876)
Provision (benefit) for income taxes	(660)	3,892	(3,892)	(660)
Net income (loss)	$(1,216)	$7,236	$(7,236)	$(1,216)

Condensed Consolidating Statement of Operations
For the Thirty-Nine Weeks Ended December 24, 2000
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$87,509	$14,702	$(3,662)	$98,549
Total operating expenses	94,134	6,445	(3,662)	96,917
Operating income (loss)	(6,625)	8,257	--	1,632
Other income (expense)	(7,323)	447	--	(6,876)
Income from subsidiaries	8,704	--	(8,704)	--
Income (loss) before income taxes	(5,244)	8,704	(8,704)	(5,244)
Provision (benefit) for income taxes	(1,838)	3,044	(3,044)	(1,838)
Extraordinary gain on early
retirement of debt, net of tax	1,214	--	--	1,214
Net income (loss)	$(2,192)	$5,660	$(5,660)	$(2,192)

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The Company is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 252 restaurants located in 29 states in the United States and in 24 foreign countries and territories. As of December 23, 2001, the Company operated 60 Company-owned restaurants in 14 states and, through its subsidiaries, franchised 102 restaurants in 22 states and 90 restaurants in international locations.

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

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 23, 2001	December 24, 2000	December 23, 2001	December 24, 2000
	(Unaudited)		(Unaudited)
REVENUES:
Net restaurant sales	90.6%	92.0%	92.0%	92.6%
Net franchise revenue	9.4%	8.0%	8.0%	7.4%
	100.0%	100.0%	100.0%	100.0%
COST AND EXPENSES:
Cost of sales (1)	32.2%	33.2%	33.0%	33.9%
Direct labor (1)	35.4%	33.6%	34.1%	32.6%
Other (1)	30.4%	29.0%	29.3%	27.7%
General and administrative expenses	7.4%	7.5%	7.0%	8.8%
Operating income (loss)	3.8%	(3.1)%	4.3%	1.7%

(1)  As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen and Thirty-Nine Weeks Ended December 23, 2001 with the Thirteen and Thirty-Nine Weeks Ended December 24, 2000

      Net restaurant sales. Net restaurant sales for the quarter ended December 23, 2001 were $26.5 million, representing a decrease of $2.4 million, or 8.4% from the $28.9 million reported during the same period of the prior year. During the 39 weeks ended December 23, 2001, net restaurant sales were $86.8 million, representing a decrease of $4.5 million or 4.9% below the $91.3 million reported during the same period of the prior year. These decreases are due primarily to decreases in sales at comparable restaurants of 7.4% for the quarter and 5.7% for the year-to-date period.

      Net franchise revenues. Net franchise revenues increased $257,000 to $2.8 million for the quarter and increased $309,000 to $7.6 million for the year-to-date period. Comparable sales at franchisee-operated restaurants decreased 5.8% for the quarter and 5.4% for the year-to-date comparison. During the quarter ended December 23, 2001, 11 franchise restaurants were opened and one franchise restaurant was closed.

      Cost of sales. Cost of sales as a percentage of net restaurant sales decreased from 33.2% to 32.2% for the same quarter of the prior year and decreased from 33.9% to 33.0% for the year-to-date comparison. The decreased costs as a percentage of sales resulted from a 2.5% increase in menu prices and various other menu modifications. For the quarter, lower rib costs also contributed to the favorable comparison versus the prior year while for the year-to-date comparison, average rib costs remained higher than the prior year.

      Direct labor costs. Direct labor costs as a percentage of net restaurant sales increased to 35.4% from 33.6% for the same quarter of the prior year and increased to 34.1% from 32.6% for the year-to-date comparison, due primarily to higher hourly labor, group insurance and workers' compensation insurance expenses.

      Other. Other operating expenses for the quarter decreased $334,000 to $8.0 million or 30.4% of net restaurant sales compared with 29.0% of net restaurant sales for the same quarter of the prior year. On a year-to-date basis, other operating expenses increased $101,000 to $25.4 million or 29.3% of net restaurant sales from $25.3 million or 27.7% of net restaurant sales for the same period of the prior year. The decrease in cost for the quarter is due to the semi-variable relationship to restaurant sales of many expenses in this category. During the quarter and year-to-date periods, the Company experienced increased rent expenses related to restaurants opened and sale-leaseback transactions completed during the prior year, partially offset by lower depreciation expense. In addition, during the year-to-date period, the Company experienced increased utility and real estate tax expenses.

      General and administrative expenses.  General and administrative expenses for the quarter were $2.2 million, representing a decrease of $194,000 from the $2.4 million reported during the same quarter of the prior year. For the year-to-date period, general and administrative expenses were $6.6 million, representing a decrease of $2.0 million from the $8.6 million reported during the same period of the prior year. For the quarter, this decrease is due primarily to reductions in the number of field supervisory staff and lower pre-opening expenses offset by higher training wages, salaries and professional fees. For the year-to-date period, this decrease is due primarily to lower management training wages, reductions in the number of field supervisory positions and lower pre-opening expenses in the current year compared to the prior year. In addition, the adoption of SFAS No. 142 resulted in a decrease in amortization expense of $183,000 for the quarter and $550,000 for the year-to-date period compared to the same period of the prior year.

      Impairment of long-lived assets.   The Company recorded a pre-tax charge of $2.3 million to reduce the carrying value of certain under-performing restaurants during the same quarter of the prior year. The Company has not recorded an impairment charge for under-performing restaurants during the year-to-date period. The Company is currently evaluating the potential for certain restaurants to recover from the downturn in the economy to determine if further reductions to asset carrying values are necessary during the current fiscal year.

      Interest expense.  Interest expense for the quarter was $2.1 million, representing a decrease of $276,000 from the $2.3 million that was reported during the same quarter of the prior year. For the year-to-date period, interest expense was $6.3 million, representing a decrease of $654,000 from the same period of the prior year. The decreases are due to the reduction in the balance of the Revolving Credit Facility and the impact of lower interest rates associated with the Revolving Credit Facility.

      Miscellaneous.  Miscellaneous income of $52,000 for the quarter was $11,000 higher than the same quarter of the prior year. For the year-to-date period, miscellaneous income of $342,000 was $251,000 higher than the same period of the prior year, due to the net gain on asset dispositions of $154,000 during prior quarters of the current year. In addition, the Company did not incur losses during the quarter or year-to-date period related to joint venture activities that were terminated during the prior fiscal year.

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

      In April 2000, the Company executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. The Company paid the maximum interest rate during the first year after the Amended Credit Agreement was executed. Subsequent to executing the Amended Credit Agreement, the Company utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of December 23, 2001, $15.3 million was outstanding under the Revolving Credit Facility.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company has executed the Second Amendment to Credit Agreement, the terms of which reduced the required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms will remain in effect until the fiscal quarter ending December 2001, and will be reinstated to the previous levels for the quarter ending March 2002. As of December 23, 2001, the Company was in compliance with the amended loan covenants. However, due to reductions in EBITDA that occurred during the quarter ended December 23, 2001, the Company does not anticipate it will achieve consolidated EBITDA of $15 million and an interest coverage ratio of 1.7 for the quarter ending March 2002. Therefore, prior to March 2002 the Company will seek to further amend the terms to provide additional time to return to previous performance levels.

      The Company believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. The Company's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the Revolving Credit Facility.

      Cash flow provided by operating activities for the 39 weeks ended December 23, 2001 was $2.6 million compared to $2.8 million during the same period of the prior year. Capital expenditures were $1.3 million for the 39 weeks ended December 23, 2001 and were funded through cash flow from operations. The Company received proceeds of $1.2 million related to the closure and sale of one restaurant during the 39 weeks ended December 23, 2001.

      During the 13 weeks ended December 23, 2001, franchisees opened 11 restaurants.

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

      The Company's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States and European short-term interest rates. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of December 23, 2001 would be immaterial.

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

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
NONE

(b)	No reports on Form 8-K were filed during the quarter ended December 23, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: February 5, 2001	By:	/s/ RICHARD A. PEABODY
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)