Form 10-K
period 2002-03-24
ROMACORP INC
filed 2002-07-22
CIK 1067457

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 ______________________________

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 24, 2002

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
 None

______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

     As of June 23, 2002, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended March 24, 2002

PART I
ITEM 1.	BUSINESS	2
ITEM 2.	PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
	RELATED STOCKHOLDER MATTERS	8
ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	16
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	17
ITEM 11.	EXECUTIVE COMPENSATION	19
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	23
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	FORM 8-K	24

PART I

ITEM 1.      BUSINESS

      Romacorp, Inc. (the "Company" or "Romacorp") is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 252 restaurants located in 29 states in the United States and in 25 foreign countries and territories. Founded in Miami in 1972, the restaurants operated by Romacorp are primarily located in Florida, Texas and California. Both the Tony Roma's name and its "Famous for Ribs" and "Tony Roma's A Place for Ribs" slogans are well-recognized throughout the world. The restaurants offer a full and varied menu, including ribs, chicken, steaks, seafood, salads and other menu items in a casual atmosphere that is suitable for the entire family. Since the inception of Tony Roma's, its ribs have won numerous consumer and industry awards. In addition to award-winning ribs, the menu features a signature deep fried onion ring loaf. As of March 24, 2002, Romacorp operated 56 Company restaurants in 14 states and, through its subsidiaries, franchised 103 restaurants in 21 states and 93 restaurants in international locations.

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

      To assure consistent product quality and to obtain optimum pricing, purchases of food and restaurant equipment for the Tony Roma's restaurants are made through a centralized purchasing function in its support center in Dallas, Texas. Romacorp negotiates directly with meat processors for its rib inventory and then ships the product to its restaurants via commercial distributors. Produce and dairy products are obtained locally. Food and equipment pricing information is also generally available to the Tony Roma's franchisee community.

      Romacorp is generally not dependent upon any one supplier for availability of its products; its food and other products are generally available from a number of acceptable sources. Romacorp has a policy of maintaining alternate suppliers for most of its baseline products. Romacorp does not manufacture any products or act as a middleman.

      Romacorp utilizes local advertising for individual restaurants and broadcast advertising where market penetration is efficient, as well as public relations activities aimed at individual restaurants and entire markets. Romacorp's advertising campaigns emphasize freshness, quality food, good service and value. During the fiscal year ended March 24, 2002 ("fiscal 2002"), the Company's expenditures for advertising were 3.4% of Company-owned restaurant revenues.

      The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization"), effective June 28, 1998, was executed pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). In the Recapitalization, which was executed by Holdings, NPC and Sentinel Capital Partners, L.P. ("Sentinel"), Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel, through certain affiliates, held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes due July 1, 2006 (the "Senior Notes") were issued by the Company. The Company paid Holdings a dividend of $75,351,000, consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of the Company retaining their historical value.

Recent Developments

      On May 14, 2002, Romacorp announced that it had made an offer to exchange new 12% Senior Secured Notes due April 1, 2006 for up to all the outstanding Senior Notes (the "Exchange Offer"). Romacorp also announced that it was soliciting consents with respect to certain amendments to the indenture governing the Senior Notes (the "Consent Solicitation"). Completion of the Exchange Offer and the Consent Solicitation was conditioned upon the consent by holders of not less than a majority of the aggregate principal amount of the outstanding Senior Notes by the expiration date of June 18, 2002, as extended. Romacorp did not receive the required consents and the Exchange Offer expired on June 18, 2002.

Franchised Restaurants

      Although the first Tony Roma's opened in 1972, the first franchised restaurant did not open until 1981. Beginning in 1984, franchising became a key element of Tony Roma's growth strategy and at March 24, 2002, the Company had 54 franchisees operating 196 restaurants worldwide. The largest franchise holder operates a chain of 23 Tony Roma's restaurants. Although there are some franchisees that operate a single restaurant, the Company seeks to attract multi-unit franchisees who can develop entire territories. All potential franchisees must meet certain operational and financial criteria.

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

      Domestic franchisees that pay a franchise fee of $30,000 are provided new restaurant pre-opening and opening assistance at the Company's expense, while domestic franchisees paying a $15,000 fee and international franchisees reimburse the Company for these services when incurred. Restaurant pre-opening and opening assistance includes an on-site training team to assist in recruitment, training, organization, inventory planning and quality control.

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

Competition

      The restaurant industry is highly competitive with respect to price, value, service, location and food quality. Tony Roma's has developed brand identity within the casual dining segment and is the largest national chain to focus on ribs. On a local and regional basis, Romacorp competes with smaller chains that also specialize in ribs, and with larger concepts that include ribs as a menu item.

Employees

      As of March 24, 2002, Romacorp employed approximately 3,150 persons, including full-time and part-time personnel, of whom approximately 3,087 were restaurant employees and 63 were restaurant supervision and support center employees. A majority of the accounting and information technology services are provided by employees of NPC under a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") that has been in effect since the completion of the Recapitalization. Company restaurants employ an average of approximately 60 full-time or part-time employees. None of Romacorp's employees are covered by collective bargaining agreements, and Romacorp has never experienced a major work stoppage, strike, or labor dispute. Romacorp considers its employee relations to be good.

      The location of Romacorp-owned and franchised restaurants as of March 24, 2002 is as follows:
State	Romacorp-Owned	Franchised
Alabama	3	0
Alaska	0	1
Arizona	0	8
Arkansas	1	0
California	4	33
Colorado	0	4
Florida	19	2
Georgia	1	1
Hawaii	0	4
Indiana	0	1
Kentucky	0	2
Louisiana	1	0
Maine	0	1
Maryland	2	0
Michigan	0	1
Minnesota	0	1
Missouri	1	0
Nebraska	0	1
Nevada	4	3
North Carolina	2	0
Ohio	0	5
Oklahoma	2	0
Oregon	0	4
South Carolina	1	2
Tennessee	2	0
Texas	13	6
Utah	0	7
Washington	0	12
Wisconsin	0	4
Total U.S.	56	103

Foreign Country/Territory	Franchised
Aruba	1
Australia	1
Canada	20
China	2
Costa Rica	1
Dominican Republic	1
Ecuador	1
El Salvador	1
Germany	2
Guam	1
Honduras	1
Hong Kong	3
Indonesia	2
Japan	8
Korea	5
Mexico	14
Peru	2
Philippines	1
Puerto Rico	3
Saipan	1
Singapore	2
Spain	13
Taiwan	1
Thailand	1
Venezuela	5
Total International	93

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

Government Regulation

      All of Romacorp's operations are subject to various federal, state and local laws that affect its business, including laws and regulations relating to health, sanitation, alcoholic beverage control and safety standards. To date, federal and state environmental regulations have not had a material effect on Romacorp's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, building codes, land use and environmental factors have in the past increased, and can be expected in the future to increase, the cost of, and the time required for, opening new restaurants. Difficulties or failures in obtaining required licenses or approvals could delay or prohibit the opening of new restaurants. In some instances, Romacorp may have to obtain zoning variances and land use permits for its new restaurants. Romacorp believes it is operating in compliance with all material laws and regulations governing its operations.

      Romacorp is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A substantial majority of Romacorp's food service personnel are paid at rates related to the minimum wage and other employment laws and regulations. Accordingly, increases in the minimum wage result in higher labor costs.

      In recent years many states have enacted laws regulating franchise operations. Much of this legislation requires detailed disclosure in the offer and sale of franchises and the registration of the franchisor with state administrative agencies. Romacorp is also subject to Federal Trade Commission regulations relating to disclosure requirements in the sale of franchises. Additionally, certain states have enacted, and others may enact, legislation governing the termination and non-renewal of franchises and other aspects of the franchise relationship that are intended to protect franchisees. These matters may result in some modifications in Romacorp's franchising activities and some delays or failures in enforcing certain of its rights and remedies under license and lease agreements. The laws that apply to franchise operations and relationships are developing rapidly and Romacorp is unable to predict the effect on its intended operations of additional requirements or restrictions that may be enacted or promulgated or of court decisions that may be adverse to franchisors.

Cautionary Factors That May Affect Future Results, Financial Condition or Business

      In order to take advantage of the safe harbor provisions for forward-looking statements adopted by the Private Securities Litigation Reform Act of 1995, Romacorp is hereby identifying important risks, uncertainties and other factors that could affect Romacorp's actual results of operations, financial condition or business and could cause Romacorp's actual results of operations, financial condition or business to differ materially (1) from its historical results of operations, financial condition or business or (2) the results of operation, financial condition or business contemplated by forward-looking statements made in this Annual Report or elsewhere orally or in writing by, or on behalf of, Romacorp. Except for the historical information contained in this Annual Report, the statements made in this Annual Report are forward-looking statements that involve such risks, uncertainties and other factors that could cause, or contribute to, such differences including, but not limited to, those described below.

      Commodities Costs, Labor Shortages, Costs and Other Risks.  Romacorp's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and costs of ingredients used in Romacorp's restaurants. Specifically, certain ingredients such as baby-back ribs, spare ribs and chicken constitute a large percentage of the total cost of Romacorp's food products. Unforeseeable increases in the cost of these specific ingredients could significantly increase Romacorp's cost of sales and correspondingly decrease Romacorp's operating income. In addition, unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), regional weather conditions, interest rates, the outbreak of diseases affecting livestock, such as Mad Cow Disease and Foot and Mouth Disease, and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and Romacorp's results of operations and financial condition in particular.

      Training and Retention of Skilled Management and Other Restaurant Personnel.  Romacorp's success depends substantially upon its ability to recruit, train and retain skilled management and other restaurant personnel. There can be no assurance that labor shortages, economic conditions or other factors will not adversely affect the ability of Romacorp to satisfy its requirements in this area.

      Ability to Locate and Secure Acceptable Restaurant Sites.  The success of restaurants is significantly influenced by location. There can be no assurance that current locations will continue to be attractive or that additional locations can be located and secured as demographic patterns change. It is possible that the current locations or economic conditions where restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. There is also no assurance that new sites will produce the same results as past sites.

      Competition.  Romacorp's future performance will be subject to a number of factors that affect the restaurant industry generally, including competition. The restaurant business is highly competitive and the competition can be expected to increase. Price, restaurant location, food quality, quality and speed of service and attractiveness of facilities are important aspects of competition as are the effectiveness of marketing and advertising programs. The competitive environment is also often affected by factors beyond Romacorp's or a particular restaurant's control. Romacorp's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains, some of which have substantially greater financial resources than Romacorp, to locally owned restaurants. There is also active competition for advantageous commercial real estate sites suitable for restaurants.

      Consumer Demand and Market Acceptance.  Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Multi-unit food service chains such as Romacorp's can also be materially and adversely affected by publicity resulting from food quality, illness, injury and other health concerns or operating issues stemming from the activities of one restaurant or a limited number of restaurants, including restaurants operated by the franchisor or another franchisee.

      Unforeseeable Events and Conditions.  Unforeseeable events and conditions, many of which are outside the control of Romacorp, can affect consumer patterns in the restaurant industry. These events include, among others, weather patterns, severe storms and power outages and natural disasters. Specific examples include, but are not limited to, Romacorp's concentration of Tony Roma's operations and franchisees in Florida, California and Texas, all of which are areas that have historically suffered from severe weather and natural disasters. There can be no assurance that Romacorp's operations will not be adversely affected by such events in the future.

      Effect of Terrorist Attacks.  The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively affected the United States economy, in particular the travel and hospitality industry. Like most consumer businesses, the Company's business is affected by general economic, and public safety conditions that affect consumer confidence and spending. Sales for most of the Company's restaurants were adversely affected as a result of the September 11 attacks. Although management believes that sales trends for most of our restaurants are recovering, as of the date of this Annual Report on Form 10-K, it is not possible to accurately predict sales volumes in light of the volatile operating environment. Additional terrorist attacks or related events could adversely impact all consumer businesses, including the Company's. It is not possible at this time to predict the longer-term effects on our operations of the attacks, or the impact of future actions that may be taken in response to the attacks.

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

      As of March 24, 2002, the 56 restaurants owned and operated by Romacorp are owned and leased as follows:

Land and building leased	30
Land and building owned	16
Building owned by the Company and land leased	10
56

      In addition to these properties, as of March 24, 2002, Romacorp owned the land and building at one location that is under contract for sale. Romacorp also held leases on four former Tony Roma's restaurant locations that were closed in March 2002, three of which are available for sublease. The lease on the fourth closed restaurant expires in April 2002.

      Some of Romacorp's leases contain percentage rent clauses, typically 5% to 6% of gross sales, against which the minimum rent is applied, and most are net leases under which Romacorp pays taxes, maintenance, insurance, repairs and utility costs.

      Romacorp's Support Center is located in approximately 16,750 square feet of leased office space in Dallas, Texas. The lease expires June 30, 2006.

ITEM 3.      LEGAL PROCEEDINGS

      Romacorp and its subsidiaries are engaged in ordinary and routine litigation incidental to its business, but management does not anticipate that any amounts that Romacorp may be required to pay by reason of such litigation, net of insurance reimbursements, will have a materially adverse effect on Romacorp's financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Holdings, Romacorp's sole security holder, during the fourth quarter of the fiscal year ended March 24, 2002.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

      There is no established public trading market for Romacorp's common stock.

ITEM 6.      SELECTED FINANCIAL DATA

      The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the related notes of Romacorp included elsewhere in this report.

	Fiscal Year Ended
	March 24, 2002	March 25, 2001	March 26, 2000	March 28, 1999	March 29, 1998
	(Dollars in thousands)
Income Statement Data:
Revenues
Net restaurant sales	$117,893	$124,964	$109,621	$92,910	$86,111
Net franchise revenues	10,321	9,939	9,145	8,723	8,482
Total revenues	$128,214	$134,903	$118,766	$101,633	$94,593
Depreciation and amortization	$5,946	$7,009	$6,652	$6,670	$7,197
Asset impairment and other loss provisions	6,115	2,303	1,486	--	--
Operating income	738	3,970	9,088	10,467	8,883
Net interest expense	8,413	9,119	9,741	8,147	2,412
Income tax expense (benefit)	(1,795)	(1,754)	(179)	925	2,315
Income (loss) before cumulative effect of a change in accounting principle and extraordinary item	(5,493)	(3,248)	(333)	1,661	4,165
Cumulative effect of a change in accounting principle, net of tax	--	--	(513)	--	--
Extraordinary gain on early retirement
of debt, net of tax	--	1,214	592	--	--
Net income (loss)	$(5,493)	$(2,034)	$(254)	$1,661	$4,165
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$2,162	$3,576	$11,513	$9,844	$9,874
Investing activities	(710)	(1,497)	(9,258)	(9,524)	(10,686)
Financing activities	(997)	(1,596)	(2,216)	(320)	812
Balance Sheet Data:
Facilities and equipment, net	$42,876	$53,858	$60,704	$57,046	$52,600
Total assets	71,150	77,131	83,711	84,317	74,747
Total borrowings and payables to affiliate (1)	72,404	73,401	77,242	80,290	35,717
Shareholder's equity (deficit) (2)	(16,465)	(10,972)	(8,938)	(8,667)	31,292
Other Data:
EBITDA (3)	$11,741	$14,308	$19,205	$17,403	$16,162
EBITDA Margin (3) (4)	9.2%	10.6%	16.2%	17.1%	17.1%

__________________________

(1)    Includes current portion of long-term borrowings.
(2)    See "Item I - Business" for a description of the Recapitalization, which was effective June 28, 1998.
(3)    As used herein, "EBITDA" represents net income before the cumulative effect of a change in accounting principle and extraordinary item
plus:  (1) net interest;    (2) income taxes;    (3) depreciation and amortization, including amortization of start-up costs;   (4) restaurant pre-opening expenses;    (5) loss provisions (excluding store closure reserve adjustments); (6) gains and losses on asset sales; and  (7) impairments of long-lived assets. Romacorp has included information concerning EBITDA in this Annual Report because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. EBITDA is not a measure determined in accordance with generally accepted accounting principles and should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of an issuer's operating performance. EBITDA as presented may not be comparable to EBITDA or other similarly titled measures defined and presented by other companies.
(4)    EBITDA margin represents EBITDA divided by total revenues.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following critical accounting policies require management's most difficult, subjective and complex judgments.

      Franchise Revenue - The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales, in return for operational support, product development, marketing programs and various administrative services. Royalty revenue is recognized on the accrual basis, although initial fees are not recognized until the franchisee's restaurant is opened. Fees for granting exclusive development rights to specific geographic areas are recognized when the right has been granted and cash received is non-refundable. Net franchise revenue is presented net of direct expenses, which include labor, travel and related costs of the Vice President and Directors of Franchise Operations, who operate as liaisons between the franchise community and the franchisor. Direct costs also include the labor and related costs of the Vice President of Franchise Development, bad debt expense and opening costs, consisting primarily of training expenses. Franchisees also participate in national and local marketing programs, which are managed by the Company. The activity of these programs is separate and not included in the accompanying financial statements.

     Long-lived Assets - The Company applies the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") in accounting for its long-lived assets, which requires the write-down of certain intangibles and tangible property associated with under-performing sites. The Company reviews the assets related to store sites on a periodic basis and when events occur or circumstances indicate that the asset value of a store is not recoverable, the Company evaluates that store for impairment based on estimated future nondiscounted cash flows attributable to that store. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgements and projections as considered necessary. The effect of applying SFAS 121 resulted in a reduction of facilities and equipment of $4,822,000, $2,303,000 and $464,000 during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively.

      Goodwill - Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge related to the impairment test that is required with the adoption of this new standard.

Results of Operations

      The following table sets forth Romacorp's historical consolidated revenues for fiscal 2002, 2001 and 2000:

	Fiscal Year
	2002	2001	2000
Revenues	(Dollars in millions)
Net restaurant sales	$117.9	$125.0	$109.6
Net franchise revenues	10.3	9.9	9.1
Total revenues	$128.2	$134.9	$118.7

      The following table sets forth certain consolidated historical financial data for Romacorp expressed as a percentage of net restaurant sales for fiscal 2002, 2001 and 2000:

	Fiscal Year
	2002	2001	2000
Net restaurant sales	100.0%	100.0%	100.0%
Cost of sales	33.1%	33.8%	30.0%
Direct labor	33.2%	32.2%	31.4%
Other (1)	28.8%	27.5%	26.0%
Total restaurant expenses	95.1%	93.5%	87.4%
Income from Romacorp-owned restaurant operations	4.9%	6.5%	12.6%

___________________________

(1)      Other operating expenses include rent, depreciation and amortization, advertising, utilities, supplies, paper cost and insurance among other costs directly associated with operation of restaurant facilities.

      The following table sets forth Romacorp's system-wide number of restaurants and restaurant sales for fiscal 2002, 2001 and 2000:

	Fiscal Year
	2002	2001	2000
Restaurants open (at end of fiscal year):
Romacorp-operated	56	62	58
Joint venture	--	--	2
Franchise	196	179	168
Total	252	241	228

System-wide restaurant sales: (Dollars in millions)
Romacorp-operated restaurant sales	$117.9	$125.0	$109.6
Joint venture restaurant sales	--	1.6	3.3
Franchise restaurant sales	316.0	308.7	288.1
Total	$433.9	$435.3	$401.0

Fiscal 2002 Compared to Fiscal 2001

      Net restaurant sales.  Net restaurant sales for the 52 weeks ended March 24, 2002 decreased $7.1 million, or 5.7%, to $117.9 million from $125.0 million for the 52 weeks ended March 25, 2001. This decrease was due primarily to a decrease in sales at restaurants opened for more than 18 months of 5.7% and the full year or partial year effect of three restaurant closures, offset by sales generated by four restaurants that opened during fiscal 2001 and the partial year effect of assuming full ownership of one restaurant that was previously accounted for as a joint venture.

      Net franchise revenues. Net franchise revenues for fiscal 2002 increased $382,000 to $10.3 million due primarily to an increase in royalty income resulting from a net increase of 17 franchised restaurants during the year offset by a 5.6% sales decrease at comparable franchised restaurants.

      Cost of sales. Cost of sales decreased to 33.1% of net restaurant sales in fiscal 2002 compared with 33.8% in fiscal 2001 due primarily to a price increase of approximately 2.0% at the beginning of fiscal 2002. During the first half of fiscal 2002, Romacorp continued to experience higher rib and beef costs that resulted from the outbreak of the Mad Cow and Foot and Mouth diseases in Europe in fiscal 2001 that resulted in import restrictions in the United States.

      Direct labor. Direct labor costs, which include restaurant employees salaries, wages, benefits, bonuses and related taxes, increased to 33.2% of net restaurant sales in fiscal 2002 compared with 32.2% in fiscal 2001 due to increased costs for hourly employee wages, group insurance expense and workers' compensation expense. The increase in hourly wages was due in part to the trial of a lunch strategy that guaranteed a meal in 15 minutes or the meal was free.

      Other.   Other operating expenses increased to 28.8% of net restaurant sales in fiscal 2002 compared with 27.5% in fiscal 2001 due primarily to increases in rent expenses and utility costs. The increase in rent expense was primarily due to the full year effect of fiscal 2001 property activity including four new restaurants that opened as leased properties, the completion of two sale leaseback transactions and the conversion of a joint venture property to Company-operated as a leased restaurant.

      General and administrative expenses. General and administrative expenses decreased $2.5 million in fiscal 2002 due to reductions in the number of field supervisory staff, lower pre-opening expenses and lower amortization expense. The decrease in pre-opening expense occurred as Romacorp opened no new restaurants in fiscal 2002 compared with four new restaurants that opened in fiscal 2001. Effective March 26, 2001, Romacorp adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which provides that goodwill should not be amortized, but shall be tested for impairment annually. Romacorp did not record a charge related to the impairment test that is required with the adoption of this new standard. The adoption of SFAS No. 142 resulted in a decrease in amortization expense of $734,000 as compared with the prior year.

      Impairment of long-lived assets. Impairment charges of approximately $4.8 million were recognized in fiscal 2002 related to five Company-operated restaurants which were closed and an additional four under-performing Company-operated restaurants. The amount also includes the further impairment of approximately $263,000 related to a restaurant closed during a prior year. See Note 6 of the Notes to Consolidated Financial Statements.

      Other loss provisions. Romacorp recorded loss provisions related to the estimated continued occupancy costs of the five restaurants that were closed during fiscal 2002 of approximately $1.7 million and recorded a reduction of the closed store reserve of approximately $390,000 related to a reserve established in a prior year that was no longer required. See Note 6 of the Notes to Consolidated Financial Statements

      Interest expense.  Interest expense decreased $706,000 to $8.4 million in fiscal 2002 compared with $9.1 million in fiscal 2001. The decrease is due to a reduction in the balance of the revolving credit facility (the "Revolving Credit Facility") and the impact of lower interest rates associated with the Revolving Credit Facility. See Note 10 of the Notes to Consolidated Financial Statements.

      Miscellaneous.   Miscellaneous income increased $240,000 to $387,000 in fiscal 2002 compared with $147,000 in fiscal 2001 due to the net gain on asset dispositions of $137,000 during fiscal 2002 and the reduction in costs associated with the joint venture activities that were terminated during fiscal 2001.

      Tax provision.   Romacorp's income tax benefit for fiscal 2002 and fiscal 2001 resulted in effective tax rates of 24.6% and 35.1%, respectively. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

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

      Asset impairments and other loss provisions.  The Company recorded a charge of $2.3 million in fiscal 2001 to reduce the asset carrying value of four under-performing restaurants. See Note 6 of the Notes to Consolidated Financial Statements.

      Interest expense.   Interest expense decreased $622,000 to $9.1 million in fiscal 2001 compared with $9.7 million in fiscal 2000. The decrease is due to the elimination of $3.6 million of debt as Romacorp utilized the Revolving Credit Facility to repurchase its Senior Notes with a face value of $18.0 million, thereby converting an additional $14.4 million of Senior Note indebtedness to the Revolving Credit Facility which bears a lower interest rate. Further interest expense reductions occurred due to the write-off of loan origination costs related to the repurchased Senior Notes, the amortization of which is treated as interest expense. See Note 10 of the Notes to Consolidated Financial Statements.

      Miscellaneous.   Miscellaneous income remained almost constant at $147,000 in fiscal 2001 and $141,000 in fiscal 2000.

      Tax provision.  The Company's tax provision for both fiscal 2001 and fiscal 2000 resulted in an effective tax rate of 35%. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

      Extraordinary gain on early retirement of debt.  During the first quarter of fiscal 2001, the Company repurchased Senior Notes with a face value of $12.0 million at a discount resulting in an after-tax gain of $1.2 million.

Liquidity and Capital Resources

      The Company has a working capital deficit of $4.6 million at March 24, 2002, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit decreased from $7.6 million at March 22, 2001 due to increases in ribs held in inventory for future use and property held for sale.

      Romacorp's long-term debt consists of a note payable to a bank under the Revolving Credit Facility, which is secured by substantially all of the assets of the Company. Prior to April 2000, the Revolving Credit Facility bore interest, at Romacorp's option, of the prime rate or up to the six-month LIBOR plus 2.25%. The maximum credit available under the Revolving Credit Facility was $15.0 million.

      In April 2000, Romacorp executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provides for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The Amended Credit Agreement expires in April 2005. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Both rates are subject to maintaining certain financial covenants, and interest is payable upon maturity for LIBOR advances or monthly for prime rate advances. In addition, a commitment fee based on an annual rate of .375% is payable monthly on all unused commitments. Subsequent to executing the Amended Credit Agreement, Romacorp utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million.

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company executed the Second Amendment to Credit Agreement, the terms of which reduced the Company's required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms remained in effect until the fiscal quarter ending December 2001, and were to be reinstated to the previous levels for the quarter ending March 2002.

      Due to reductions in EBITDA that occurred during the quarters ended December 2001 and March 2002, the Company did not achieve consolidated EBITDA of $15.0 million and an interest coverage ratio of 1.7 for the quarter ended March 2002. During March 2002, the Company negotiated an amendment to the credit agreement that included loan covenants consistent with management's expectations of the Company's future performance. The Company's performance during the quarter ending June 2002 was significantly below management's expectations, requiring further modification to the loan covenants that had been previously negotiated. Therefore, the Fourth Amendment to Credit Agreement was executed in July 2002. The terms of the Fourth Amendment to Credit Agreement provide for the immediate reduction in the maximum aggregate principal amount to $18.0 million until September 30, 2002 at which time the maximum borrowing is reduced by $250,000, with subsequent reductions in the maximum borrowing of $250,000 occurring on the last day of each calendar month thereafter, until June 2003, when the maximum borrowing is reduced to $5.5 million. Pursuant to the Fourth Amendment to Credit Agreement, the interest rate was increased to the prime rate plus 1.5% until January 2003 at which time the interest rate increases by 0.25% each month until the Revolving Credit Facility is refinanced. The terms of the Fourth Amendment to Credit Agreement reduced the required consolidated EBITDA to $11.5 million for the quarter ending March 2002; $10.0 million for the quarters ending June 2002, September 2002 and December 2002; and $12.0 million for the quarter ending March 2003 and thereafter. The required interest coverage ratio was reduced to 1.4 for the quarter ending March 2002; 1.2 for the quarter ending June 2002; 1.15 for the quarters ending September 2002 and December 2002; and 1.4 for the quarter ending March 2003 and thereafter.

      Due to the time required to finalize the Fourth Amendment to Credit Agreement, the Company delayed the Senior Notes semi-annual interest payment due July 1, 2002 until July 18, 2002, at which time the payment was made in full.

      During fiscal 2001 and fiscal 2000, Romacorp completed $3.7 million and $5.9 of sale-leaseback transactions, respectively. The transactions during fiscal 2001 and fiscal 2000 resulted in deferred gains of $193,000 and $717,000, respectively. These deferred gains are being recognized over the 15-year initial term of the new leases. Romacorp does not anticipate the execution of any additional sale-leaseback transactions in the near future.

      Net cash provided by operating activities was $2.2 million in fiscal 2002, a decrease from $3.6 million in fiscal 2001 due to an increase in the net loss, the increase in ribs held in storage as inventory for future use and a reduction in accrued liabilities, primarily related to reductions in insurance reserves. Net cash provided by operating activities was $3.6 million in fiscal 2001, a decrease from $11.5 million in fiscal 2000 due to an increase in the loss before cumulative effect of a change in accounting principle and extraordinary item and an increase in the income tax receivable and decreases in accounts payable and accrued interest liabilities. During fiscal 2000, a note from a franchisee with a remaining principal balance of $674,000 was collected. Also during fiscal 2000, inventories decreased by $2.0 million reflecting the usage of ribs in storage that were purchased during the prior year, while accounts payable increased by $1.4 million due primarily to the increased number of restaurants.

      Romacorp utilized $710,000 to fund investing activities during fiscal 2002. Capital expenditures were $1.9 million during fiscal 2002 and were funded through cash flow from operations and $1.2 million of net proceeds from the sale of assets. Romacorp utilized $1.5 million to fund investing activities during fiscal 2001. Capital expenditures were $6.7 million during fiscal 2001 and were funded primarily through cash flow from operations and $5.2 million of net proceeds from the sale of assets. Romacorp opened four new restaurants during fiscal 2001. Approximately $5.3 million of the capital expenditures were for the construction of new restaurants. Romacorp's net cash flows used in investing activities during fiscal 2000 were $9.3 million with capital expenditures of $15.1 million offset by sale-leaseback proceeds of $5.9 million.

      During fiscal 2002, Romacorp reduced its outstanding debt under the Revolving Credit Facility by $997,000 to $15.4 million. Financing activities for fiscal 2001 included the utilization of $9.6 million of the Revolving Credit Facility to repurchase $12.0 million of Senior Notes. Excluding this repurchase of Senior Notes, Romacorp had reduced its outstanding debt under the facility by $1.4 million during fiscal 2001. Financing activities for fiscal 2000 included the utilization of $4.8 million of the Revolving Credit Facility to repurchase $6.0 million of Senior Notes. Excluding this repurchase of Senior Notes, Romacorp had reduced its outstanding debt under the facility by $1.9 million during fiscal 2000.

      Romacorp believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. Romacorp's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the Revolving Credit Facility.

      Romacorp's ability to generate cash flow from operations sufficient to make scheduled payments on its debt as they become due will depend on Romacorp's future performance and ability to successfully implement its business and growth strategies. Romacorp's performance will be affected by prevailing economic conditions and financial, business and other factors. Many of these factors are beyond Romacorp's control. If Romacorp's future cash flows and capital resources are insufficient to meet Romacorp's debt and commitments, Romacorp may be forced to reduce or delay activities and capital expenditures or restructure or refinance Romacorp's debt. In the event that Romacorp is unable to do so, Romacorp may be left without sufficient liquidity and may not be able to meet its debt service requirements. In such case, an event of default would occur under the Revolving Credit Facility and could result in all of our indebtedness becoming immediately due and payable.

Contractual Obligations

      Romacorp is obligated under future commitments as part of its normal business operations, which are not included as liabilities on the consolidated balance sheet. The future commitments are for operating lease payments and product purchases, summarized as follows:

	Fiscal Year(s)
	2003	2004 -Thereafter
	(Dollars in thousands)
Lease payments	$5,267	$39,945
Product purchases	16,393	--
	21,660	39,945

Rib Pricing

      Baby-back ribs represent approximately 25% of Romacorp's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase Romacorp's cost of sales and adversely effect the business, results of operations and financial condition of the Company. Romacorp has historically maintained an inventory of ribs in storage to minimize the risk of these price fluctuations and potential shortages. The Company realized a significant increase in the price of ribs during fiscal 2001. This increase was due in part to increased demand for baby-back ribs by our competitors and by the retail sector.  In addition, during fiscal 2001, import restrictions of Danish and other European pork products were imposed due to concerns regarding Foot and Mouth Disease that was detected in Europe.  Although Romacorp utilizes only North American products, certain of our competitors normally import the majority of their baby-back ribs from Denmark.  The inability of our competitors to secure product from Denmark applied further upward pressure to the baby-back rib market that continued into fiscal 2002.  The ban on European pork products was lifted by the United States Government in May 2001 and rib prices normalized. Romacorp's relationships with its rib suppliers are strong and the risk of not being able to obtain adequate supplies of ribs is believed to be minimal.

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

Recent Accounting Pronouncements

      Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge related to the impairment test that is required with the adoption of this new standard. The adoption of SFAS No. 142 resulted in a decrease in amortization expense of $734,000 in fiscal 2002 as compared to the prior fiscal year.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires using the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The new standard is not expected to have a significant impact on the Company's financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." SFAS No. 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. Romacorp will implement SFAS No. 144 beginning in the first quarter of its fiscal year ending March 2003. The new standard is not expected to have a significant impact on the Company's financial statements

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Romacorp is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

      Romacorp's exposure to interest rate risk relates to the Revolving Credit Facility that is benchmarked to United States and European short-term interest rates. Romacorp does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on Romacorp's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of March 24, 2002 would be immaterial.

      Baby-back ribs represent approximately 25% of Romacorp's cost of sales. Because ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the prices of ribs could significantly increase Romacorp's cost of sales and adversely affect the business, results of operations and financial condition of the Company. Romacorp actively manages its rib costs through supply commitments in advance of a specific need. However, the arrangements are terminable at will at the option of either party without prior notice. Therefore, there can be no assurance that any of the supply commitments will not be terminated in the future. As a result, Romacorp is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the business, financial condition and results of operations of Romacorp.

     Romacorp purchases certain other commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. Romacorp does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

      Romacorp had no disagreements on accounting or financial matters with its independent accountants to report under this Item 9.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names and ages of the directors and executive officers of Romacorp. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
David S. Lobel	49	Chairman of the Board of Directors
Eric D. Bommer	33	Director
Philip Friedman	55	Director
John F. McCormack	43	Director
Frank H. Steed	55	President, Chief Executive Officer and Director
Samuel M. Rothschild	39	Senior Vice President, Operations
Kenneth Myres	50	Vice President, Franchise Development
Richard A. Peabody	41	Vice President, Finance and Chief Financial Officer
David G. Short	63	Vice President, Legal, Secretary and General Counsel

      David S. Lobel serves as a director of Romacorp and Holdings. Mr. Lobel founded Sentinel in 1995 and presently serves as Managing Partner. From 1981 to 1995, Mr. Lobel was employed by First Century Partners, ("First Century"), a venture capital affiliate of Salomon Smith Barney, and served as a general partner of funds managed by First Century from 1983 to 1995. Mr. Lobel serves on the boards of various private companies.

      Eric D. Bommer serves as a director of Romacorp and Holdings. Mr. Bommer joined Sentinel in March 1997 and serves as a Principal of the firm. Prior to joining Sentinel, he was an associate at Gefinor Acquisition Partners, L.P., a private equity investment partnership, from June 1995 to March 1997. From 1993 to 1995, he worked in the Investment Banking Division of CS First Boston. From 1992 to 1993, Mr. Bommer worked at LaSalle Partners. Mr. Bommer serves on the boards of various private companies.

      Philip Friedman serves as a director of Romacorp and Holdings. Mr. Friedman is President of McAlister's Corporation, operator and franchisor of the McAlister's Deli restaurant chain. From June 1996 to January 1998, Mr. Friedman was President of Panda Management Company, Inc., a developer and operator of 300 quick-service Chinese restaurants. In addition, from June 1986 to the present, Mr. Friedman has been president of P. Friedman and Associates, Inc., a restaurant consulting firm. Mr. Friedman serves as a director of Paramark, Inc., Roadhouse Grill, Inc. and Eateries, Inc.

      John F. McCormack serves as a director of Romacorp and Holdings. Mr. McCormack co-founded Sentinel in 1995 and presently serves as Senior Partner. From 1990 to 1995, Mr. McCormack served as Vice President at First Century. From 1983 to 1990, Mr. McCormack was employed by Coopers & Lybrand, most recently as a Manager. Mr. McCormack serves on the boards of various private companies.

      Frank H. Steed was appointed President and Chief Executive Officer on October 23, 2000 and serves as a director of Romacorp and Holdings. Mr. Steed served as Senior Vice President of Franchise Development for Metromedia Restaurant Group (MRG®) ("MRG") from November 1994 to October 2000. Mr. Steed joined MRG as President of Bonanza Steakhouse in March 1993 and held other senior management positions with MRG including Vice Chairman of Metromedia Family Steakhouses, a division of MRG. From June 1970 to March 1993, Mr. Steed held various top management positions with Carlson Companies, Inc., serving as Executive Vice President of Operations and Franchise Development for T.G.I. Friday's and President and Chief Executive Officer of Country Hospitality Corporation.

      Samuel M. Rothschild was appointed Senior Vice President of Operations for Romacorp on November 27, 2000. Prior to joining the Company, Mr. Rothschild had been employed by MRG since 1988, most recently as Senior Vice President of International Operations. Mr. Rothschild's career at MRG also included responsibilities as a Bennigan's restaurant manager, area manager and Regional Vice President.

      Kenneth Myres has been Vice President, Franchise Development for Romacorp since May 21, 2001. From February 2000 until May 2001, Mr. Myres was Vice President of Franchise Operations & Development for Fired Up, Inc. in Austin, TX. From 1984 until February 2000, Mr. Myres held various executive franchise positions with MRG from April 1985 to April 1997; Wall Street Deli from April 1997 to September 1998; Pizza World Supreme from September 1998 to July 1999; and Blockbuster Entertainment, Inc. from July 1999 to February 2000.

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

ITEM 11.       EXECUTIVE COMPENSATION

      The following summarizes, for each of the three fiscal years ended March 24, 2002, March 25, 2001, and March 26, 2000, the compensation awarded to, earned by, or paid to each of the persons who qualified as a "named executive officer" under item 402(b) of Regulation S-K.

	Summary Compensation Table
	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Compensation $ (1)		Securities Underlying Options (#) (2)	All Other Compensation $
Frank H. Steed (3)	2002	300,000	50,000	10,418		--	--
President and Chief Executive Officer	2001	121,740	50,000	3,517		23.53	--

David G. Short	2002	157,881	--	4,998		--	--
Vice President, Legal,	2001	150,389	36,173	4,602		--	--
Secretary and General Counsel	2000	144,583	34,482	8,504		3.3	--

Richard A. Peabody (4)	2002	184,649	--	4,602		--	--
Vice President, Finance	2001	176,851	10,938	53,876	(5)	--	--
and Chief Financial Officer	2000	37,019	--	972		3.3	--

Samuel M. Rothschild (6)	2002	187,307	--	4,656		--	--
Senior Vice President,	2001	56,923	15,000	1,416		3.3	--
Operations

Kenneth Myres (7)	2002	90,961	33,846	3,944		2.2	--
Vice President, Franchise Development

_______________
(1)	Includes 401(k) plan matching contributions, car allowance and insurance.
(2)	The options listed were granted pursuant to a non-qualified stock option plan of Holdings. Holdings holds 100% of the outstanding shares of Romacorp.
(3)	Mr. Steed joined Romacorp in October 2000.
(4)	Mr. Peabody joined Romacorp in January 2000
(5)	Includes relocation expense of $49,334.
(6)	Mr. Rothschild joined Romacorp in November 2000.
(7)	Mr. Myres joined Romacorp in May 2001.

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

Option Grants in Last Fiscal Year

      The following tables set forth information regarding options of Holdings granted to the named executive officers during fiscal 2002.

	Individual Grants				Potential
	Number of Securities Underlying Options	% of Total Options Granted to Employees	Exercise or Base Price	Expiration	Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted	in Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Kenneth Myres	2.2	25.0%	$12,500	5/21/11	$17,295	$43,828

_________________
(1)	Calculated over a ten-year period, representing the terms of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of Holdings common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      Set forth below is information with respect to options exercised by the named executive officers during fiscal 2002 and the number and value of unexercised stock options held by such named executive officers at the end of the fiscal year.

			Number of Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Frank H. Steed	-0-	-0-	3.33/20.2	-0-/-0-
David G. Short	-0-	-0-	1.8/1.5	-0-/-0-
Richard A. Peabody	-0-	-0-	.7/2.6	-0-/-0-
Samuel M. Rothschild	-0-	-0-	.4/2.9	-0-/-0-
Kenneth Myres	-0-	-0-	0/2.2	-0-/-0-

_________________________

(1)   The common stock of Holdings is not traded on a public market. This value of unexercised options is based on internal estimates.

Compensation of Directors

      Romacorp reimburses directors for out-of-pocket expenses incurred by them in connection with services provided in such capacity. Mr. Friedman receives a quarterly payment of $3,500 and a payment of $1,000 per Board of Directors meeting. In addition, on May 12, 1999, Mr. Friedman was awarded a stock option grant to purchase .88 shares of Holdings common stock at $12,500 per share, which option vests 25% a year over four years.

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is or has been an officer or employee of Romacorp or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. In fiscal 2002, no executive officer of Romacorp served as a director of another entity, one of whose executive officers served on the Compensation Committee or on Romacorp's Board of Directors. Romacorp's Board of Directors, including members of the Compensation Committee, also comprise the Board of Directors for Holdings, which owns 100% of the outstanding common stock of Romacorp.

      Romacorp reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $500,000 per year, and is reimbursed for certain out-of-pocket expenses incurred in connection with Sentinel's services provided to Romacorp.

Report of the Compensation and Benefits Committee

      The Compensation Committee, comprised of the undersigned non-employee director of Romacorp, has the responsibility for determining compensation plans for all executive officers. Any recommendations are submitted to the full Board of Directors for approval.

      The Compensation Committee has adopted a policy that Romacorp's executive compensation plan should have three principal components:
--

Competitive base salaries. In order to attract and retain high-quality management, Romacorp should offer appropriate salaries commensurate with the skills and experience of the individual. The Compensation Committee considers recommendations by the Chief Executive Officer in determining other executive base salaries, as well as information on industry practice.

--

A short-term bonus plan. To encourage and reward near-term improvements in Romacorp's performance, the Compensation Committee determined to offer an annual bonus plan based on the Company achieving the financial targets that result from the annual planning process. EBITDA has been established as the primary measurement criteria for determining if the financial goals are achieved. "EBITDA" represents net income before the cumulative effect of a change in accounting principle and extraordinary item plus: (1) net interest; (2) income taxes; (3) depreciation and amortization including amortization of start-up costs; (4) pre-opening expenses; (5) loss provisions (excluding store closure reserve adjustments);   (6) gains and losses on asset sales;  and   (7) impairments of long-lived assets.  Romacorp has included information concerning EBITDA in this Annual Report because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. The Compensation Committee believes EBITDA is an important measure in determining the value of a privately-held company. Provision also has been made for discretionary bonuses in certain situations.

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

      Effective October 23, 2000, Frank H. Steed became the President and Chief Executive Officer of Romacorp. In addition, Mr. Steed was elected as a Director of Romacorp in October 2000. Mr. Steed is able to participate in the same executive compensation plans available to Romacorp's other senior executives. Pursuant to the terms of his employment agreement, Mr. Steed's salary is $300,000 per year.  Mr. Steed also received a bonus of $100,000 upon completing one year of employment with Romacorp. In determining Mr. Steed's compensation, the Compensation Committee applied the policies described above and considered other factors as well, such as Mr. Steed's previous work experience and position of responsibility and authority. The Compensation Committee also determined to grant Mr. Steed options to purchase 23.53 shares of common stock of Holdings.

      The executive short-term bonus plan for fiscal 2002 was based upon an EBITDA target which, when met, would pay a pre-determined bonus to each executive officer. This target was not achieved and no bonuses were paid pursuant to the short-term bonus plan in fiscal 2002.

      The Compensation Committee also recommends awards under Holdings non-qualified stock option plan. During fiscal 2002, stock option grants totaling 8.8 shares were made to certain named executive officers and key employees. During the year, options to purchase 7.7 shares lapsed. Each of these grants reflect an exercise price of $12,500 per share, which was determined to be the fair market value at the date of grant as required by the stock option plan.

      Federal income tax legislation has limited the deductibility of certain compensation paid to the Chief Executive Officer and covered employees to the extent the compensation exceeds $1.0 million. Performance-based compensation and certain other compensation, as defined, is not subject to the deduction limitation of this regulation. It is not currently anticipated that any covered employee would earn annual compensation in excess of the $1.0 million limit under existing or proposed compensation plans. Romacorp continually reviews its compensation plans to minimize or avoid potential adverse effects of this legislation. The Compensation Committee will consider recommending such steps as may be required to qualify annual and long-term incentive compensation for deductibility if that appears appropriate at some time in the future.

                                                               Member of the Compensation and Benefits Committee

                                                               David S. Lobel, Chairman

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as to the number of shares of common stock of Romacorp beneficially owned by the sole shareholder.
Name	Number of shares	Percent of class
Roma Restaurant Holdings, Inc. (1)	100	100%

___________________
(1)

As of March 24, 2002, the outstanding stock of Holdings was owned 22.2% by Sentinel Capital Partners, L.P., 37.0% by Sentinel Capital Partners II, L.P., 19.8% by NPC International, Inc. and 20.8% by unrelated third parties. Mr. Steed, Mr. Rothschild and Mr. Short each own approximately 0.3 shares of Holdings common stock, collectively 0.2% of the outstanding stock. The address of Sentinel Capital Partners, L.P. and Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York 10017 and the address of NPC International, Inc. is 14400 College Blvd., Lenexa, Kansas 66762.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transitional Financial and Accounting Services Agreement

      In June 1998, Romacorp entered into the Transition Services Agreement whereby NPC continued to provide administrative services to Romacorp. Services provided included accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, Romacorp was granted a perpetual license to use the POS System. Effective July 1, 2000, Romacorp amended the contract whereby services will continue through March 2003. Either Romacorp or NPC may terminate the Transition Services Agreement upon one year's prior written notice. Pursuant to the Transition Services Agreement, Romacorp paid NPC $910,000, $870,000 and $777,000 during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively.

Payment of Certain Fees and Expenses

      Romacorp reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per year for the first two years of the term of the management agreement and $500,000 per year thereafter, and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $513,000, $472,000, and $313,000 during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively.

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

The exhibits listed on the accompanying index to exhibits at page 26 are filed as part of this Annual Report.

(4)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 24, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, the State of Texas, on July 19, 2002.
By:	/s/Frank H. Steed
Name: Frank H. Steed
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David S. Lobel	Chairman of the Board of Directors	July 19, 2002
David S. Lobel
/s/Richard A. Peabody	Vice President, Finance and Chief Financial Officer	July 19, 2002
Richard A. Peabody	(principal financial officer and accounting officer)
/s/Eric D. Bommer	Director	July 19, 2002
Eric D. Bommer
/s/Philip Friedman	Director	July 19, 2002
Philip Friedman
/s/John F. McCormack	Director	July 19, 2002
John F. McCormack

EXHIBITS INDEX

Exhibit
 Number                                        Description
2.1		Recapitalization Agreement dated April 24, 1998 by and among Romacorp, NPC International, Inc., NPC Restaurant Holdings, Inc. and Sentinel Capital Partners, L.P. (1)
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

3.1		Certificate of Incorporation of Romacorp (1)
3.2		By-laws of Romacorp (1)
10.1		Indenture dated as of July 1, 1998, by and among Romacorp, the Guarantors named therein and United States Trust Company of New York (1)
10.2		Purchase Agreement dated as of June 26, 1998 among Romacorp, Salomon Brothers, Inc. and Schroder & Co. Inc. (1)
10.3		Registration Rights Agreement dated as of July 1, 1998 among Romacorp, the Guarantors named therein, Salomon Brothers, Inc. and Schroder & Co. Inc. (1)
10.4		Stockholders Agreement dated as of July 1, 1998 by and among Romacorp, the Assignees and Holdings (1)
10.5

Registration Rights Agreement dated July 1, 1998 by and among Romacorp, NPC Restaurant
Holdings, Inc., Sentinel Capital Partners L.P., Sentinel Capital Partners II, L.P., Omega
Partners, L.P., Provident Financial Group, Inc., Travelers Casualty and Surety Company,
Travelers Insurance Company, The Travelers Life and Casualty and The Phoenix Insurance
Company (1)

10.6		Transitional Financial and Accounting Services Agreement dated as of July 1, 1998 by and among NPC Management, Inc. and Romacorp (1)
10.7		Management Services Agreement dated as of July 1, 1998 by and among Romacorp and Sentinel (1)
10.8

Credit Agreement dated as of July 1, 1998 by and among Romacorp, Roma Systems, Inc.,
Roma Franchise Corporation, Roma Holdings, Inc., Roma Dining LP, The Provident Bank
and various lenders described therein (1)

10.9	a	Amended and Restated Accounting and Management Information Services Agreement dated January 20, 1999 (2)
*10.13		Letter of employment and agreement dated as of January 3, 2000 by and among Romacorp and Richard A. Peabody (3) .
10.14

First Amendment to Credit Agreement dated April 11, 2000 by and among Romacorp,
Roma Systems, Inc., Roma Franchise Corporation, Roma Holdings, Inc., Roma Dining LP,
The Provident Bank and various lenders described therein (3)

*10.16		Management Agreement dated as of October 5, 2000 by and among Romacorp and Frank H. Steed (4)
21.1		Subsidiaries of the Issuer (5)

________________________
(1)	Filed as an exhibit to the Company's Form S-4, (Registration No. 333-62615) filed on August 31, 1998 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended March 28, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended March 26, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended December 24, 2000 and incorporated herein by reference.
(5)	Filed herewith.
(*)	Management contract or compensation plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors	F-2

Consolidated Balance Sheets - Assets
As of March 24, 2002 and March 25, 2001	F-3

Consolidated Balance Sheets - Liabilities and Stockholder's Deficit
As of March 24, 2002 and March 25, 2001	F-4

Consolidated Statements of Operations
For the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000	F-5

Consolidated Statements of Changes in Stockholder's Deficit
For the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000	F-6

Consolidated Statements of Cash Flows
For the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Romacorp, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Romacorp, Inc. and Subsidiaries (the Company) as of March 24, 2002 and March 25, 2001, and the related consolidated statements of operations, changes in stockholder's deficit, and cash flows for each of the three fiscal years in the period ended March 24, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Romacorp, Inc. and Subsidiaries at March 24, 2002 and March 25, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 24, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 3 to the consolidated financial statements, in the fiscal year ended March 24, 2002, the Company changed its method of accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/Ernst & Young LLP

Kansas City, Missouri
April 26, 2002, except for Note 10 as to which the date is July 17, 2002

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

	March 24, 2002	March 25, 2001
Current Assets:
Cash and cash equivalents	$977	$522
Accounts receivable, net	1,633	1,575
Inventories of food and supplies	2,578	1,078
Deferred income tax asset	1,300	984
Prepaid expenses	1,159	1,148
Property held for sale	1,034	--
Income taxes receivable	46	582
Other current assets	29	25
Total current assets	8,756	5,914

Facilities and equipment, net	42,876	53,858
Goodwill	12,325	12,325
Deferred income tax asset	5,525	3,005
Other assets	235	208
Debt issuance costs, net of accumulated amortization of $1,299 and $911, respectively	1,433	1,821
Total assets	$71,150	$77,131

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S DEFICIT

	March 24, 2002	March 25, 2001
Current Liabilities:
Accounts payable	$4,211	$3,951
Accrued interest	1,774	1,832
Current portion of store closure reserve	535	100
Other accrued liabilities	6,847	7,640
Total current liabilities	13,367	13,523

Senior notes	57,000	57,000
Long-term debt	15,404	16,401
Store closure reserve	1,070	344
Deferred gain on sale of assets	774	835
Total liabilities	87,615	88,103

Stockholder's Deficit:
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained deficit:
Dividends to Holdings	(75,368)	(75,368)
Other	(7,566)	(2,073)
Total	(82,934)	(77,441)
Total stockholder's deficit	(16,465)	(10,972)
Total liabilities and stockholder's deficit	$71,150	$77,131

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	For the Fiscal Year Ended
	March 24, 2002	March 25, 2001	March 26, 2000
Net restaurant sales	$117,893	$124,964	$109,621
Net franchise revenues	10,321	9,939	9,145
Total revenues	128,214	134,903	118,766

Cost of sales	39,070	42,213	32,959
Direct labor	39,151	40,293	34,422
Other	33,953	34,393	28,468
General and administrative expenses	9,187	11,731	12,343
Impairment of long-lived assets	4,822	2,303	464
Other loss provisions	1,293	--	1,022
Total operating expenses	127,476	130,933	109,678

Operating income	738	3,970	9,088
Other income (expense):
Interest expense	(8,413)	(9,119)	(9,741)
Miscellaneous	387	147	141
Loss before income taxes, cumulative effect of a change in accounting principle
and extraordinary item	(7,288)	(5,002)	(512)
Provision (benefit) for income taxes:
Current	1,041	(285)	594
Deferred	(2,836)	(1,469)	(773)
	(1,795)	(1,754)	(179)
Loss before cumulative effect of a change in
accounting principle and extraordinary item	(5,493)	(3,248)	(333)
Cumulative effect of a change in
accounting principle, net of tax	--	--	(513)
Extraordinary gain on early retirement of debt, net of tax	--	1,214	592
Net loss	$(5,493)	$(2,034)	$(254)

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
(Dollars in Thousands)

			Additional	Retained Deficit
	Common Stock		Paid-In
	Shares	Amount	Capital		Total
Balance at March 28, 1999	100	$--	$66,469	$(75,136)	$(8,667)
Dividend to Holdings	--	--	--	(17)	(17)
Net loss	--	--	--	(254)	(254)
Balance at March 26, 2000	100	--	66,469	(75,407)	(8,938)
Net loss	--	--	--	(2,034)	(2,034)
Balance at March 25, 2001	100	--	66,469	(77,441)	(10,972)
Net loss	--	--	--	(5,493)	(5,493)
Balance at March 24, 2002	100	$--	$66,469	$(82,934)	$(16,465)

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Fiscal Year Ended
	March 24, 2002	March 25, 2001	March 26, 2000
Operating Activities:
Net loss	$(5,493)	$(2,034)	$(254)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	5,946	7,009	6,652
Amortization of debt issuance costs	388	236	452
Deferred income taxes	(2,836)	(1,093)	(773)
Cumulative effect of a change in accounting principle, net of tax	--	--	513
Impairment of long-lived assets	4,822	2,303	464
Loss provisions	1,293	--	1,022
Amortization of deferred gain on sale of assets	(54)	(43)	(32)
(Gain) loss on disposal of assets	(137)	--	20
Gain on repurchase of debt, net of tax	--	(1,214)	(592)
Change in assets and liabilities:
Accounts receivable, net	(58)	487	(425)
Notes receivable, net	--	--	719
Inventories of food and supplies	(1,500)	5	1,968
Other current assets	(15)	(9)	(91)
Accounts payable	260	(340)	1,358
Accrued interest	(58)	(302)	(157)
Other accrued liabilities	(925)	168	642
Income taxes	536	(1,615)	62
Other	(7)	18	(35)
Net cash flows provided by operating activities	2,162	3,576	11,513
Investing Activities:
Capital expenditures	(1,932)	(6,676)	(15,092)
Proceeds from sale of assets	1,249	5,152	5,927
Changes in other assets, net	(27)	27	(93)
Net cash flows used in investing activities	(710)	(1,497)	(9,258)
Financing Activities:
Payments on Senior Notes	--	(9,600)	(4,823)
Dividend to Holdings	--	--	(17)
Net borrowings under line-of-credit agreement	(997)	8,159	2,952
Debt issuance costs	--	(155)	(32)
Change in checks written in excess of cash	--	--	(296)
Net cash flows used in financing activities	(997)	(1,596)	(2,216)
Net Increase in Cash and Cash Equivalents	455	483	39
Cash and Cash Equivalents At Beginning of Year	522	39	--
Cash and Cash Equivalents At End of Year	$977	$522	$39

Supplemental cash flow information:
Cash paid for interest	$8,104	$9,252	$9,729
Cash paid for income taxes	$40	$400	$267

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Organization, Operation and Basis of Presentation

      The consolidated financial statements include the accounts of Romacorp, Inc. and subsidiaries (the "Company") and include the Company's operation of its owned restaurants and franchise revenue from franchisees' use of trademarks and other proprietary information in the operation of Tony Roma's restaurants. The Company maintains its corporate office in Dallas, Texas, and through its subsidiaries provides menu development, training, marketing and other administrative services related to the operation of the Tony Roma's concept. All intercompany transactions between Romacorp, Inc. and its subsidiaries have been eliminated.

Note 2.      Recapitalization

      The Company (then Romacorp) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization"), effective June 28, 1998, was executed pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. ("Romacorp"). In the Recapitalization, which was executed by Holdings, NPC and Sentinel Capital Partners, L.P., Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel through certain affiliates ("Sentinel") held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes due July 1, 2006 (the "Senior Notes") were issued by the Company. The Company paid Holdings a dividend of $75,351,000, consisting primarily of the proceeds from the 12% Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of Romacorp, Inc. retaining their historical value.

Note 3.      Summary of Significant Accounting Policies

      Fiscal Year - The Company operates on a 52 or 53 week fiscal year ending on the last Sunday before the last Tuesday in March. The fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, each contained 52 weeks.

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

      Pre-opening Costs - Effective March 29, 1999, the Company adopted Statement of Position 98-5, "Accounting for Costs of Start-up Activities" ("SOP 98-5") which requires the Company to expense pre-opening costs as incurred rather than the previous policy of amortizing those costs over a twelve month period, and to report the initial adoption as a cumulative effect of a change in accounting principle. Accordingly, $777,000 in pre-opening costs, net of taxes of $264,000, were recorded during the fiscal year ended March 26, 2000 as a change in accounting principle.

      Facilities and Equipment - Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture and equipment over the estimated useful life of the asset. Leasehold improvements are amortized on the straight-line method over the life of the lease or the life of the improvements, whichever is shorter. Interest is capitalized with the construction of new restaurants as part of the asset to which it relates. Interest capitalized during fiscal years ended March 24, 2002, March 25, 2001, and March 26, 2000 was $10,000, $66,000 and $236,000, respectively.

     Long-lived Assets - The Company applies the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") in accounting for its long-lived assets, which requires the write-down of certain intangibles and tangible property associated with under-performing sites. The Company reviews the assets related to store sites on a periodic basis and when events occur or circumstances indicate that the asset value of a store is not recoverable, the Company evaluates that store for impairment based on estimated future nondiscounted cash flows attributable to that store. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgements and projections as considered necessary. The effect of applying SFAS 121 resulted in a reduction of facilities and equipment of $4,822,000, $2,303,000 and $464,000 during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively.

      Goodwill - Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge as a result of the impairment test required with the adoption of this new standard. The following table adjusts net loss for prior years to exclude amortization, net of related tax, on goodwill.

	Fiscal Year
	2002	2001	2000
	(Dollars in thousands)
Reported net loss	$(5,493)	$(2,034)	$(254)
Goodwill amortization	--	477	477
Adjusted net income (loss)	$(5,493)	$(1,557)	$223

      Franchise Revenue - The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales, in return for operational support, product development, marketing programs and various administrative services. Royalty revenue is recognized on the accrual basis, although initial fees are not recognized until the franchisee's restaurant is opened. Fees for granting exclusive development rights to specific geographic areas are recognized when the right has been granted and cash received is non-refundable. Net franchise revenue is presented net of direct expenses, which include labor, travel and related costs of the Vice President and Directors of Franchise Operations, who operate as liaisons between the franchise community and the franchisor. Direct costs also include the labor and related costs of the Vice President of Franchise Development, bad debt expense and opening costs, consisting primarily of training expenses. Franchisees also participate in national and local marketing programs, which are managed by the Company. The activity of these programs is separate and not included in the accompanying financial statements.

      Fair Value of Financial Instruments - See Note 9 for a discussion of the fair value of the Company's Senior Notes. As of March 24, 2002 and March 25, 2001, the fair value of the Company's remaining financial instruments, including cash equivalents, approximates their carrying value.

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

      Advertising Costs - Advertising costs are expensed as incurred. The Company incurred approximately $4,000,000, $4,600,000 and $3,700,000 of such costs during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform to classifications used in the current year. These reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

Note 4.      Accounts Receivable

      Accounts receivable consists of the following:

	March 24, 2002	March 25, 2001
	(Dollars in thousands)
Franchise receivables	$1,557	$1,457
Other receivables	410	332
	1,967	1,789
Allowance for doubtful accounts	(334)	(214)
Net receivables	$1,633	$1,575

      Franchise receivables represent royalties due from the Company's franchisees and other amounts due related to services provided and fees assessed in accordance with the franchise agreement. Other receivables include amounts due for the sale of raw materials, principally ribs, which the Company has sold from its supply to distributors and franchisees. Other receivables also include "banquet" sales to significant individual customers and other miscellaneous items.

      The Company generally does not require collateral on the accounts, but has the right to terminate the franchise agreement in the event the royalties becomes uncollectible.

Note 5.      Facilities and Equipment

      Facilities and equipment consists of the following:

	Estimated	March 24,	March 25,
	Useful Life	2002	2001
		(Dollars in thousands)
Land		$10,642	$12,351
Buildings	15-30 years	28,071	31,984
Leasehold improvements	5-20 years	12,501	14,084
Furniture and equipment	3-10 years	21,083	21,956
Construction in progress		549	1,128
		72,846	81,503
Less accumulated depreciation and amortization		(29,970)	(27,645)
		$42,876	$53,858

Note 6.     Impairment of Long-Lived Assets and Other Loss Provisions

      Certain charges in the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000 have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance, and the then-current revenue and profit strategies.

      During the fiscal year ended March 24, 2002, impairment charges of $4.8 million were recognized relating to the closing of five Company-operated restaurants and four under-performing Company-operated restaurants. The amount also includes the further impairment of $263,000 related to a restaurant closed during a prior year. The Company recorded loss provisions related to the estimated continued occupancy costs of these closed restaurants of $1.7 million and recorded a reduction of the closed store reserve of $390,000 related to a reserve established in a prior year that was no longer required. The five restaurants closed generated sales of $6,136,000, $7,580,000 and $7,323,000 during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively. These same restaurants generated pre-tax losses of $689,000 and $612,000 during the fiscal years ended March 24, 2002 and March 25, 2001, respectively, and pre-tax income of $140,000 during the fiscal year ended March 26, 2000.

      During the fiscal year ended March 25, 2001, impairment charges of $2.3 million were recognized relating to the planned closure of two Company-operated restaurants and two under-performing Company-operated restaurants.

      During the fiscal year ended March 26, 2000, impairment charges of approximately $464,000 were recognized relating to the planned closure of one Company-operated restaurant. The Company recorded a loss provision of $100,000 related to the continued occupancy costs of this closed restaurant. The Company also recorded a loss provision of $922,000 to reduce the book value of its investment in two joint ventures and to reserve for the related receivables from the joint ventures.

      The following table summarizes the components of the provision for restaurant closures and other loss provisions, as well as the year end balances of certain related reserves.

	(Dollars in thousands)
Description	Balance at Beginning of Year	Additions Charged to Expense	Cash Outlays	Other Changes	Balance at End of Year
Year ended March 24, 2002:
Impairment of long-lived assets	$--	$4,822	$--	$(4,822)	$--
Accrual for closed restaurant
expenses presented as loss
provisions	444	1,293	(132)	--	1,605
	$444	$6,115	$(132)	$(4,822)	$1,605

Year ended March 25, 2001:
Impairment of long-lived assets	$--	$2,303	$--	$(2,303)	$--
Accrual for closed restaurant
expenses presented as loss
provisions	491	--	(47)	--	444
	$491	$2,303	$(47)	$(2,303)	$444

Year ended March 26, 2000:
Impairment of long-lived assets	$--	$464	$--	$(464)	$--
Accrual for closed restaurant
expenses presented as loss
provisions	409	100	(18)	--	491
Accrual to reduce book value of
investment in joint ventures and
reserve for related receivables	--	922	--	(922)	--
	$409	$1,486	$(18)	$(1,386)	$491

      The ending balance each year in the store closure reserve represents estimates for the ongoing costs of each location that has been closed. These costs include rent, property taxes, maintenance, utilities and estimated costs to sublease the property.

Note 7.      Accrued Liabilities

      Other accrued liabilities consists of the following:

	March 24, 2002	March 25, 2001
	(Dollars in thousands)
Compensation and related taxes	$1,882	$2,346
Insurance claims and administration	712	1,082
Taxes other than income and payroll	1,279	1,301
Gift certificates	1,196	1,107
Other	1,778	1,804
Total other accrued liabilities	$6,847	$7,640

Note 8.      Income Taxes

      The provision (benefit) for income taxes consists of the following:

	For the Fiscal Year Ended
	March 24, 2002	March 25, 2001	March 26, 2000
	(Dollars in thousands)
Current:
Federal	$664	$(636)	$264
State	45	27	50
Foreign	332	324	280
	1,041	(285)	594

Deferred:
Federal	(2,836)	(1,469)	(773)
State	--	--	--
Foreign	--	--	--
	(2,836)	(1,469)	(773)
Income tax benefit	$(1,795)	$(1,754)	$(179)

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes, cumulative effect of change in accounting principle and extraordinary item are as follows:

	For the Fiscal Year Ended
	March 24, 2002	March 25, 2001	March 26, 2000
	(Dollars in thousands)
Tax computed at statutory rate	$(2,478)	$(1,751)	$(179)
Foreign tax expense	332	324	280
Goodwill amortization	--	233	242
Tax credits	(671)	(1,307)	(737)
State taxes	29	24	50
Permanent items	197	196	165
Change in valuation allowance	796	527	--
Provision for income taxes	$(1,795)	$(1,754)	$(179)

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 24, 2002	March 25, 2001
Deferred tax assets:	(Dollars in thousands)
Insurance reserves	$121	$157
Store closure reserves	546	151
Accrued vacation	216	248
Depreciation and asset impairment adjustments	4,888	2,392
Allowance for doubtful accounts	113	73
Deferred gain	263	284
General business, foreign and alternative
minimum tax credit carryforwards	1,665	985
Other, net	336	226
Valuation allowance	(1,323)	(527)
Total deferred tax assets	6,825	3,989

Deferred tax liabilities	--	--

Net deferred tax assets	6,825	3,989
Current	1,300	984
Non-current	$5,525	$3,005

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the deferred tax asset valuation allowance increased by $796,000 during the fiscal year ending March 24, 2002, reflecting management's belief that certain general tax credit carryforwards may not be realizable. Although realization is not assured, management believes that it is more likely than not that the remaining net recorded benefits will be realized through the reduction of future taxable income. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. As of March 24, 2002, the Company had federal general business credits of approximately $1.3 million, which if not used by 2021 will expire.

Note 9.      Senior Notes

      In conjunction with the Recapitalization on June 28, 1998, the Company issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of both March 24, 2002 and March 25, 2001, the principal amount of Senior Notes outstanding was $57 million. The Senior Notes are general unsecured obligations of the Company but are guaranteed by the subsidiaries of the Company. See Note 12 for summarized financial information of the Company and its subsidiaries. The debt outstanding under the Company's Revolving Credit Facility has a first priority lien on substantially all of the assets of the Company. See Note 10 for a discussion of the Revolving Credit Facility.

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

      As of March 24, 2002, the fair value of the remaining Senior Notes is estimated to be in the range of $39.9 million to $43.0 million based on the quoted market rates for the debt. As of March 25, 2001, the fair value of the Senior Notes was estimated to be in the range of $42.8 million to $45.6 million.

      The Company is amortizing debt issuance costs associated with the Senior Notes. As of March 24, 2002, unamortized debt issuance costs of $1,345,000 were reflected as an asset of the Company. Amortization expense of $317,000 per year will be recorded as interest expense until the Senior Notes mature on July 1, 2006.

Note 10.      Long-term Debt

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

      In January 2001, the Company received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, the Company executed the Second Amendment to Credit Agreement, the terms of which reduced the Company's required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms remained in effect until the fiscal quarter ending December 2001, and were to be reinstated to the previous levels for the quarter ending March 2002.

      Due to reductions in EBITDA that occurred during the quarters ended December 2001 and March 2002, the Company did not achieve consolidated EBITDA of $15.0 million and an interest coverage ratio of 1.7 for the quarter ended March 2002. During March 2002, the Company negotiated an amendment to the credit agreement that included loan covenants consistent with management's expectations of the Company's future performance. The Company's performance during the quarter ending June 2002 was significantly below management's expectations, requiring further modification to the loan covenants that had been previously negotiated. Therefore, the Fourth Amendment to Credit Agreement was executed in July 2002. The terms of the Fourth Amendment to Credit Agreement provide for the immediate reduction in the maximum aggregate principal amount to $18.0 million until September 30, 2002 at which time the maximum borrowing is reduced by $250,000, with subsequent reductions in the maximum borrowing of $250,000 occurring on the last day of each calendar month thereafter, until June 2003, when the maximum borrowing is reduced to $5.5 million. Pursuant to the Fourth Amendment to Credit Agreement, the interest rate was increased to the prime rate plus 1.5% until January 2003 at which time the interest rate increases by 0.25% each month until the Revolving Credit Facility is refinanced. The terms of the Fourth Amendment to Credit Agreement reduced the required consolidated EBITDA to $11.5 million for the quarter ending March 2002; $10.0 million for the quarters ending June 2002, September 2002 and December 2002; and $12.0 million for the quarter ending March 2003 and thereafter. The required interest coverage ratio was reduced to 1.4 for the quarter ending March 2002; 1.2 for the quarter ending June 2002; 1.15 for the quarters ending September 2002 and December 2002; and 1.4 for the quarter ending March 2003 and thereafter.

Note 11.      Commitments

      The Company leases certain restaurant equipment and buildings under operating leases. Rent expense for the fiscal years ended March 24, 2002, March 25, 2001, and March 26, 2000 was $6,755,000, $6,188,000 and $4,960,000, respectively. Included in these amounts were additional rentals of approximately $713,000, $791,000 and $775,000 for the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively, which are based upon a percentage of sales in excess of a base amount as specified in the lease. The majority of the Company's leases contain renewal options for 5 to 10 years. Renewal of the remaining leases is dependent on mutually acceptable negotiations.

      At March 24, 2002, minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal Year	(Dollars in thousands)
2003	$5,267
2004	4,949
2005	4,554
2006	4,596
2007	4,121
Thereafter	21,725
$45,212

      During the fiscal years ended March 25, 2001 and March 26, 2000, the Company completed $3.7 million and $5.9 million of sale-leaseback transactions, respectively. The transactions during the fiscal years ended March 25, 2001 and March 26, 2000 resulted in deferred gains of $193,000 and $717,000, respectively. These deferred gains are being recognized over the 15-year initial term of the new leases.

      As of March 24, 2002, the Company had outstanding commitments to purchase from various suppliers $16,393,000 of products used in the normal course of business. The Company expects to satisfy these purchase commitments during the fiscal year ending March 2003.

Note 12.      Summarized Financial Information

      Summarized financial information for Romacorp Inc. and its wholly-owned subsidiaries is as follows (Dollars in thousands):

Condensed Consolidating Balance Sheet
March 24, 2002

	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,485	$3,271	$--	$8,756
Due from affiliates	--	34,093	(34,093)	--
Facilities and equipment, net	38,998	3,878	--	42,876
Investment in subsidiaries	52,453	--	(52,453)	--
Goodwill	882	11,443	--	12,325
Other assets	1,652	5,541	--	7,193
Total assets	$99,470	$58,226	$(86,546)	$71,150

Liabilities and Equity (Deficit)
Current liabilities	$7,594	$5,773	$--	$13,367
Due to affiliates	34,093	--	(34,093)	--
Senior notes	57,000	--	--	57,000
Long-term debt	15,404	--	--	15,404
Other long-term liabilities	1,844	--	--	1,844
Total liabilities	115,935	5,773	(34,093)	87,615

Equity (deficit)	(16,465)	52,453	(52,453)	(16,465)

Total liabilities and equity (deficit)	$99,470	$58,226	$(86,546)	$71,150

Condensed Consolidating Balance Sheet
March 25, 2001

	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,619	$2,295	$--	$5,914
Due from affiliates	--	28,196	(28,196)	--
Facilities and equipment, net	48,907	4,951	--	53,858
Investment in subsidiaries	42,819	--	(42,819)	--
Goodwill	882	11,443	--	12,325
Other assets	2,169	2,865	--	5,034
Total assets	$98,396	$49,750	$(71,015)	$77,131

Liabilities and Equity (Deficit)
Current liabilities	$6,592	$6,931	$--	$13,523
Due to affiliates	28,196	--	(28,196)	--
Senior notes	57,000	--	--	57,000
Long-term debt	16,401	--	--	16,401
Other long-term liabilities	1,179	--	--	1,179
Total liabilities	109,368	6,931	(28,196)	88,103

Equity (deficit)	(10,972)	42,819	(42,819)	(10,972)

Total liabilities and equity (deficit)	$98,396	$49,750	$(71,015)	$77,131

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 24, 2002

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$111,489	$21,439	$(4,714)	$128,214
Total operating expenses	123,315	8,875	(4,714)	127,476
Operating income (loss)	(11,826)	12,564	--	738
Other income (expense)	(10,279)	2,253	--	(8,026)
Income from subsidiaries	14,817	--	(14,817)	--
Income (loss) before income taxes	(7,288)	14,817	(14,817)	(7,288)
Provision (benefit) for income taxes	(1,795)	5,183	(5,183)	(1,795)
Net income (loss)	$(5,493)	$9,634	$(9,634)	$(5,493)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 25, 2001

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$119,626	$20,290	$(5,013)	$134,903
Total operating expenses	126,712	9,234	(5,013)	130,933
Operating income (loss)	(7,086)	11,056	--	3,970
Other income (expense)	(11,558)	2,586	--	(8,972)
Income from subsidiaries	13,317	--	(13,317)	--
Income (loss) before income taxes
and extraordinary item	(5,327)	13,642	(13,317)	(5,002)
Provision (benefit) for income taxes	(1,865)	4,772	(4,661)	(1,754)
Extraordinary gain on early retirement
of debt, net of tax	1,214	--	--	1,214
Net income (loss)	$(2,248)	$8,870	$(8,656)	$(2,034)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 26, 2000

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$109,374	$13,780	$(4,388)	$118,766
Total operating expenses	110,386	3,680	(4,388)	109,678
Operating income (loss)	(1,012)	10,100	--	9,088
Other income (expense)	(11,841)	2,241	--	(9,600)
Income from subsidiaries	12,555	--	(12,555)	--
Income (loss) before income taxes, cumulative effect of change in accounting
principle and extraordinary item	(298)	12,341	(12,555)	(512)
Provision (benefit) for income taxes	(179)	4,394	(4,394)	(179)
Cumulative effect of change in accounting
principle, net of tax	(513)	--	--	(513)
Extraordinary gain on early retirement
of debt, net of tax	592	--	--	592
Net income (loss)	$(40)	$7,947	$(8,161)	$(254)

Note 13.      Related Party Transactions

      In June 1998, the Company entered into a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") whereby NPC continued to provide administrative services to the Company. Services provided included accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS System. Effective July 1, 2000, the Company amended the contract whereby services will continue through March 2003. Either the Company or NPC may terminate the Transition Services Agreement upon one year's prior written notice. Pursuant to the Transition Services Agreement, the Company paid NPC $910,000, $870,000 and $777,000 during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively.

      The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel receives a management fee equal to $300,000 per year for the first two years of the term of the management agreement and $500,000 per year thereafter, and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $513,000, $472,000 and $313,000 during the fiscal years ended March 24, 2002, March 25, 2001 and March 26, 2000, respectively.

Note 14.      Summary of Quarterly Results (Unaudited) (Dollars in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 24, 2002
Revenues	$33,515	$31,624	$29,243	$33,832
Operating income (loss) (a)	1,878	1,109	1,108	(3,357)
Net loss	(1)	(634)	(581)	(4,277)

Year Ended March 25, 2001
Revenues	$34,115	$33,011	$31,422	$36,355
Operating income (loss)	1,290	1,304	(962)	2,338
Income (loss) before cumulative effect
of a change in accounting principle
and extraordinary item	(985)	(1,005)	(3,254)	242
Net income (loss)	573	(650)	(2,115)	158

(a)	The fourth quarter includes charges to earnings of $4,822 related to a provision for asset impairment and $1,293 related to loss provisions associated with closing five restaurants.