Form 10-Q
period 2002-06-23
ROMACORP INC
filed 2002-08-02
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 23, 2002

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

      As of August 1, 2002, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	June 23, 2002 and March 24, 2002	1

	Condensed Consolidated Statements of Operations
	For the Thirteen Weeks Ended
	June 23, 2002 and June 24, 2001	3

	Condensed Consolidated Statements of Cash Flows
	For the Thirteen Weeks Ended
	June 23, 2002 and June 24, 2001	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	14

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

(UNAUDITED)
	June 23, 2002	March 24, 2002
Current Assets:
Cash and cash equivalents	$2,157	$977
Accounts receivable, net	1,534	1,633
Notes receivable	77	--
Inventories of food and supplies	2,409	2,578
Deferred income tax asset	1,075	1,300
Prepaid expenses	791	1,159
Property held for sale	--	1,034
Income taxes receivable	152	46
Other current assets	26	29
Total current assets	8,221	8,756

Facilities and equipment, net	42,228	42,876
Goodwill	12,325	12,325
Deferred income tax asset	6,075	5,525
Other assets	234	235
Debt issuance costs, net of accumulated amortization of $1,395 and $1,299, respectively	1,337	1,433
Total assets	$70,420	$71,150

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S DEFICIT

(UNAUDITED)
	June 23, 2002	March 24, 2002
Current Liabilities:
Accounts payable	$3,053	$4,211
Accrued interest	3,471	1,774
Current portion of store closure reserve	535	535
Other accrued liabilities	9,499	6,847
Current maturities of long-term debt	6,705	--
Total current liabilities	23,263	13,367

Senior notes	57,000	57,000
Long-term debt	5,500	15,404
Store closure reserve	840	1,070
Deferred gain on sale of assets	760	774
Total liabilities	87,363	87,615

Stockholder's Deficit:
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained deficit:
Dividend to Holdings	(75,368)	(75,368)
Other	(8,044)	(7,566)
Total	(83,412)	(82,934)
Total stockholder's deficit	(16,943)	(16,465)
Total liabilities and stockholder's deficit	$70,420	$71,150

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	June 23, 2002	June 24, 2001

Net restaurant sales	$27,788	$31,101
Net franchise revenue	2,469	2,414
Total revenues	30,257	33,515

Cost of sales	9,009	10,376
Direct labor	9,406	10,384
Other	8,187	8,670
General and administrative expenses	2,472	2,207
Total operating expenses	29,074	31,637

Operating income	1,183	1,878
Other income (expense):
Interest expense	(2,022)	(2,149)
Miscellaneous	105	270
Loss before income taxes	(734)	(1)

Income tax benefit	(256)	--
Net loss	$(478)	$(1)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	June 23, 2002	June 24, 2001
Operating Activities:
Net loss	$(478)	$(1)
Non-cash items included in net loss:
Depreciation and amortization	1,331	1,498
Amortization of debt issuance costs	96	97
Deferred income taxes	(325)	1
Amortization of deferred gain on sale of assets	(14)	(14)
Gain on disposal of assets	(45)	(205)
Changes in assets and liabilities:
Accounts receivable, net	99	(153)
Notes receivable	(77)	--
Inventories of food and supplies	169	44
Other current assets	371	370
Accounts payable	(1,158)	5
Accrued interest	1,697	1,665
Other accrued liabilities	2,422	824
Income taxes receivable	(106)	(87)
Net cash flows provided by operating activities	3,982	4,044

Investing Activities:
Capital expenditures, net	(683)	(208)
Proceeds from sale of assets	1,079	1,249
Changes in other assets, net	1	(1)
Net cash flows provided by investing activities	397	1,040

Financing Activities:
Net repayments under line-of-credit agreement	(3,199)	(3,598)
Net cash flows used in financing activities	(3,199)	(3,598)
Net Increase in Cash and Cash Equivalents	1,180	1,486
Cash and Cash Equivalents At Beginning of Period	977	522
Cash and Cash Equivalents At End of Period	$2,157	$2,008

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended June 23, 2002 are not necessarily an indication of the results that may be expected for the fiscal year ending March 23, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for Romacorp, Inc. (the "Company" or "Romacorp") for the fiscal year ended March 24, 2002. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 24, 2002 consolidated financial statements.

      The condensed consolidated financial statements of Romacorp and its subsidiaries include Romacorp's operation of its owned restaurants and franchise revenue from franchisees' use of trademarks and other proprietary information in the operation of Tony Roma's restaurants. Romacorp maintains its corporate office in Dallas, Texas, and, through its subsidiaries, provides menu development, training, marketing and other administrative services related to the operation of the Tony Roma's restaurant concept. All inter-company transactions between Romacorp and its subsidiaries have been eliminated.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Romacorp's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Recapitalization

      The Company (then the former Romacorp, Inc.) was acquired in June 1993 by NPC International, Inc. ("NPC"). On April 24, 1998, a recapitalization agreement (the "Recapitalization"), effective June 28, 1998, was executed, pursuant to which the former Romacorp, Inc. was renamed Roma Restaurant Holdings, Inc. ("Holdings") and the assets, liabilities and operations of Holdings were contributed to its newly-created, wholly-owned subsidiary, Romacorp, Inc. In the Recapitalization, which was executed by Holdings, NPC and Sentinel Capital Partners, L.P. ("Sentinel"), Holdings redeemed stock held by NPC and NPC forgave and contributed to the capital of the Company a payable to NPC in the amount of $33,731,000. After the Recapitalization, NPC held 20% and Sentinel, through certain affiliates, held 80% of the equity of Holdings. In conjunction with this transaction, $75,000,000 of 12% Senior Notes due July 1, 2006 (the "Senior Notes") were issued by the Company. The Company paid Holdings a dividend of $75,351,000, consisting primarily of the proceeds from the Senior Notes, which was used by Holdings, along with Sentinel's equity contribution, to effect the Recapitalization. This transaction was accounted for as a leveraged recapitalization with the assets and liabilities of the Company retaining their historical value.

Note 3 - Long-term Debt

      Romacorp's long-term debt consists of a note payable to a bank under the Revolving Credit Facility, which is secured by substantially all of the assets of Romacorp. Prior to April 2000, the Revolving Credit Facility bore interest, at Romacorp's option, of prime rate or up to the six-month LIBOR plus 2.25%. The maximum credit available under the Revolving Credit Facility was $15.0 million.

      In April 2000, Romacorp executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provided for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The Amended Credit Agreement expires in April 2005. The terms of the Amended Credit Agreement provided for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Both rates were subject to maintaining certain financial covenants, and interest was payable upon maturity for LIBOR advances or monthly for prime rate advances. In addition, a commitment fee based on an annual rate of .375% is payable monthly on all unused commitments. Subsequent to executing the Amended Credit Agreement, Romacorp utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million.

      In January 2001, Romacorp received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, Romacorp executed the Second Amendment to Credit Agreement, the terms of which reduced Romacorp's required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms remained in effect until the fiscal quarter ending December 2001, and were to be reinstated to the previous levels for the quarter ending March 2002.

      Due to reductions in EBITDA that occurred during the quarters ended December 2001 and March 2002, Romacorp did not achieve consolidated EBITDA of $15.0 million and an interest coverage ratio of 1.7 for the quarter ended March 2002. Therefore, the Fourth Amendment to Credit Agreement was executed in July 2002. The terms of the Fourth Amendment to Credit Agreement provide for the immediate reduction in the maximum aggregate principal amount to $18.0 million until September 30, 2002 at which time the maximum borrowing is reduced by $250,000, with subsequent reductions in the maximum borrowing of $250,000 occurring on the last day of each calendar month thereafter, until June 2003, when the maximum borrowing is reduced to $5.5 million. Pursuant to the Fourth Amendment to Credit Agreement, the interest rate was increased from the prime rate plus 1.0% to the prime rate plus 1.5% until January 2003 at which time the interest rate increases by 0.25% each month until the Revolving Credit Facility is refinanced. The terms of the Fourth Amendment to Credit Agreement reduced the required consolidated EBITDA to $11.5 million for the quarter ending March 2002; $10.0 million for the quarters ending June 2002, September 2002 and December 2002; and $12.0 million for the quarter ending March 2003 and thereafter. The required interest coverage ratio was reduced to 1.4 for the quarter ending March 2002; 1.2 for the quarter ending June 2002; 1.15 for the quarters ending September 2002 and December 2002; and 1.4 for the quarter ending March 2003 and thereafter. Romacorp was in compliance with the amended covenants as of the quarter ended June 23, 2002.

Note 4 - Senior Notes

      In conjunction with the Recapitalization, on June 28, 1998, Romacorp issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of both June 23, 2002 and March 24, 2002, the principal amount of Senior Notes outstanding was $57.0 million.

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

      Due to the time required to finalize the Fourth Amendment to Credit Agreement, Romacorp delayed the Senior Notes semi-annual interest payment due July 1, 2002 until July 18, 2002, at which time the payment was made in full. See Note 3 for a discussion of the Revolving Credit Facility.

Note 5 - Summarized Financial Information

      Summarized financial information for Romacorp and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
June 23, 2002
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$6,276	$1,945	$--	$8,221
Due from affiliates	--	37,077	(37,077)	--
Facilities and equipment, net	38,432	3,796	--	42,228
Investment in subsidiaries	54,558	--	(54,558)	--
Goodwill	882	11,443	--	12,325
Other assets	1,576	6,070	--	7,646
Total assets	$101,724	$60,331	$(91,635)	$70,420

Liabilities and Equity (Deficit)
Current liabilities	$17,490	$5,773	$--	$23,263
Due to affiliates	37,077	--	(37,077)	--
Senior notes	57,000	--	--	57,000
Long-term debt	5,500	--	--	5,500
Other long-term liabilities	1,600	--	--	1,600
Total liabilities	118,667	5,773	(37,077)	87,363

Equity (deficit)	(16,943)	54,558	(54,558)	(16,943)

Total liabilities and equity (deficit)	$101,724	$60,331	$(91,635)	$70,420

Condensed Consolidating Balance Sheet
March 24, 2002
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,485	$3,271	$--	$8,756
Due from affiliates	--	34,093	(34,093)	--
Facilities and equipment, net	38,998	3,878	--	42,876
Investment in subsidiaries	52,453	--	(52,453)	--
Goodwill	882	11,443	--	12,325
Other assets	1,652	5,541	--	7,193
Total assets	$99,470	$58,226	$(86,546)	$71,150

Liabilities and Equity (Deficit)
Current liabilities	$7,594	$5,773	$--	$13,367
Due to affiliates	34,093	--	(34,093)	--
Senior notes	57,000	--	--	57,000
Long-term debt	15,404	--	--	15,404
Other long-term liabilities	1,844	--	--	1,844
Total liabilities	115,935	5,773	(34,093)	87,615

Equity (deficit)	(16,465)	52,453	(52,453)	(16,465)

Total liabilities and equity (deficit)	$99,470	$58,226	$(86,546)	$71,150

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended June 23, 2002
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$26,310	$5,059	$(1,112)	$30,257
Total operating expenses	27,835	2,351	(1,112)	29,074
Operating income (loss)	(1,525)	2,708	--	1,183
Other income (expense)	(2,447)	530	--	(1,917)
Income from subsidiaries	3,238	--	(3,238)	--
Income (loss) before income taxes	(734)	3,238	(3,238)	(734)
Provision (benefit) for income taxes	(256)	1,133	(1,133)	(256)
Net income (loss)	$(478)	$2,105	$(2,105)	$(478)

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended June 24, 2001
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$29,405	$5,355	$(1,245)	$33,515
Total operating expenses	30,063	2,319	(1,245)	31,637
Operating income (loss)	(1,158)	3,036	--	1,878
Other income (expense)	(2,509)	630	--	(1,879)
Income from subsidiaries	3,666	--	(3,666)	--
Income (loss) before income taxes	(1)	3,666	(3,666)	(1)
Provision (benefit) for income taxes	--	1,283	(1,283)	--
Net income (loss)	$(1)	$2,383	$(2,383)	$(1)

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Romacorp is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 254 restaurants located in 29 states in the United States and in 25 foreign countries and territories. As of June 23, 2002, Romacorp operated 56 Company-owned restaurants in 14 states and, through its subsidiaries, franchised 104 restaurants in 22 states and 94 restaurants in international locations.

Results of Operations

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

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in Romacorp's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended
	June 23, 2002	June 24, 2001
	(Unaudited)

Net restaurant sales	91.8%	92.8%
Net franchise revenue	8.2%	7.2%
	100.0%	100.0%
COST AND EXPENSES:
Cost of sales (1)	32.4%	33.4%
Direct labor (1)	33.8%	33.4%
Other (1)	29.5%	27.9%
General and administrative expenses	8.2%	6.6%
Operating income	3.9%	5.6%

(1)  As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen Weeks Ended June 23, 2002 with the Thirteen Weeks Ended June 24, 2001

      Net restaurant sales. Net restaurant sales for the quarter ended June 23, 2002 were $27.8 million, representing a decrease of $3.3 million, or 10.7% from the $31.1 million reported during the same period of the prior year. Of this decrease, $1.7 million is due to the closure of 5 restaurants during the prior fiscal year and the remaining decrease is due to a 4.9% decrease in sales at comparable restaurants versus the same period of the prior year. There were 56 company-owned restaurants at June 23, 2002 compared to 61 Company-owned restaurants at June 24, 2001.

      Net franchise revenues. Net franchise revenues increased $55,000 to $2.5 million for the quarter due to an increase in net franchise fees and a decrease in franchise support services expense. Comparable sales at franchisee-operated restaurants decreased 3.7% for the quarter. During the quarter ended June 23, 2002, three franchise restaurants were opened and one franchise restaurant was closed.

      Cost of sales. Cost of sales as a percentage of net restaurant sales decreased from 33.4% to 32.4% for the quarter due primarily to lower rib costs versus the same period of the prior year.

      Direct labor costs. Direct labor costs as a percentage of net restaurant sales increased to 33.8% from 33.4% for the same quarter of the prior year due primarily to higher management labor, group insurance and workers' compensation insurance expenses offset by a reduction in hourly wages as a percentage of net restaurant sales.

      Other. Other operating expenses for the quarter decreased $483,000 to $8.2 million or 29.5% of net restaurant sales compared with 27.9% of net restaurant sales for the same quarter of the prior year. The decrease in cost for the quarter is due primarily to the closure of five restaurants during the prior fiscal year. The increase in costs as percentage of net restaurant sales is due to the semi-variable relationship to restaurant sales of many expenses in this category. During the quarter, Romacorp experienced increased repair and maintenance, advertising and rent expenses.

      General and administrative expenses.  General and administrative expenses for the quarter were $2.5 million, representing an increase of $265,000 from the $2.2 million reported during the same quarter of the prior year. The increase is due primarily to increases in the number of field supervisory staff, higher management training wages and the accrual of expense associated with the exchange offer that was announced on May 14, 2002 and expired on June 18, 2002.

      Interest expense.  Interest expense for the quarter was $2.0 million, representing a decrease of $127,000 from the $2.1 million that was reported during the same quarter of the prior year. The decrease is due to the reduction in the balance of the Revolving Credit Facility and the impact of lower interest rates associated with the Revolving Credit Facility.

      Miscellaneous.  Miscellaneous income of $105,000 for the quarter was $165,000 lower than the same quarter of the prior year due to a reduction in the gain recognized on the sale of closed restaurant properties.

      Income tax benefit. An income tax benefit for the quarter has been provided based on an effective tax rate of approximately 35% of the loss before income taxes.

Liquidity and Capital Resources

      Romacorp has a working capital deficit of $15.0 million at June 23, 2002, including $6.7 million in current maturities of long-term debt. A working capital deficit is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit increased from $4.6 million at March 23, 2002 due to the reclassification of $6.7 million of debt as a current liability and increases accrued interest and other accrued liabilities.

      Concurrently with the consummation of the Recapitalization (see Note 2 to Condensed Consolidated Financial Statements) and the issuance of $75.0 million in Senior Notes, Romacorp entered into the Revolving Credit Facility. This five-year facility initially provided for borrowings in an aggregate principal amount of up to $15.0 million, with interest, at Romacorp's option, of the prime rate or up to the six-month LIBOR plus 2.25%. A commitment fee of .375% is payable monthly on any unused commitments.

      In April 2000, Romacorp executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provided for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provided for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Romacorp has paid the maximum interest rate since the Amended Credit Agreement was executed. Subsequent to executing the Amended Credit Agreement, Romacorp utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of June 23, 2002, $12.2 million was outstanding under the Revolving Credit Facility.

      In January 2001, Romacorp received a waiver of the Amended Credit Agreement loan covenants for the quarter ended December 24, 2000. In addition, Romacorp executed the Second Amendment to Credit Agreement, the terms of which reduced Romacorp's required consolidated EBITDA (as defined in the Amended Credit Agreement) from $15.0 million to $13.0 million and reduced the required interest coverage ratio from 1.7 to 1.5. These amended terms remained in effect until the fiscal quarter ending December 2001, and were to be reinstated to the previous levels for the quarter ending March 2002.

       Due to reductions in EBITDA that occurred during the quarters ended December 2001 and March 2002, Romacorp did not achieve consolidated EBITDA of $15.0 million and an interest coverage ratio of 1.7 for the quarter ended March 2002. Therefore, the Fourth Amendment to Credit Agreement was executed in July 2002. The terms of the Fourth Amendment to Credit Agreement provide for the immediate reduction in the maximum aggregate principal amount to $18.0 million until September 30, 2002 at which time the maximum borrowing is reduced by $250,000, with subsequent reductions in the maximum borrowing of $250,000 occurring on the last day of each calendar month thereafter, until June 2003, when the maximum borrowing is reduced to $5.5 million. Pursuant to the Fourth Amendment to Credit Agreement, the interest rate was increased from the prime rate plus 1.0% to the prime rate plus 1.5% until January 2003 at which time the interest rate increases by 0.25% each month until the Revolving Credit Facility is refinanced. The terms of the Fourth Amendment to Credit Agreement reduced the required consolidated EBITDA to $11.5 million for the quarter ending March 2002; $10.0 million for the quarters ending June 2002, September 2002 and December 2002; and $12.0 million for the quarter ending March 2003 and thereafter. The required interest coverage ratio was reduced to 1.4 for the quarter ending March 2002; 1.2 for the quarter ending June 2002; 1.15 for the quarters ending September 2002 and December 2002; and 1.4 for the quarter ending March 2003 and thereafter.

      Romacorp's projections of cash flow from operations indicate that the outstanding balance under the Revolving Credit Facility will remain under the maximum borrowing allowed until June 2003. However, Romacorp's cash flow will not be sufficient to reduce the outstanding balance to $5.5 million by June 2003. Romacorp has implemented several general and administrative expense reduction initiatives and has curtailed its planned capital expenditures in an effort to reduce its debt level. Romacorp is currently evaluating several alternatives including the establishment of a replacement revolving credit facility with the current or another financial institution and the sale-leaseback of several fee-owned properties.

      Romacorp's ability to refinance its debt and generate cash flow from operations sufficient to make scheduled payments on its debt as they become due will depend on Romacorp's future performance and ability to successfully implement its business and growth strategies. Romacorp's performance will be affected by prevailing economic conditions and financial, business and other factors. Many of these factors are beyond Romacorp's control. In the event that Romacorp is unable to refinance its debt, Romacorp may be left without sufficient liquidity and may not be able to meet its debt service requirements. In such case, an event of default would occur under the Revolving Credit Facility and could result in all of our indebtedness becoming immediately due and payable.

     Romacorp believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. Romacorp's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the Revolving Credit Facility.

      Cash flow provided by operating activities for the 13 weeks ended June 23, 2002 was $4.0 million compared to $4.0 million during the same period of the prior year. Capital expenditures were $683,000 for the 13 weeks ended June 23, 2002 and were funded through cash flow from operations. Romacorp received proceeds of $1.1 million related to the sale of one property closed in a prior year during the 13 weeks ended June 23, 2002.

      During the 13 weeks ended June 23, 2002, franchisees opened 3 restaurants.

Forward-Looking Statements

      The statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements that are not historical facts contained herein are forward-looking statements that involve estimates, risks and uncertainties, including but not limited to: consumer demand and the potential impact of the events of September 11, 2001 on consumer demand; market acceptance risk; the level of and the effectiveness of marketing campaigns by Romacorp; training and retention of skilled management and other restaurant personnel; Romacorp's ability to locate and secure acceptable restaurant sites; the effect of economic conditions, including interest rate fluctuations; the impact of competing restaurants and concepts; new product introductions; product mix and pricing; the cost of commodities and other food products; labor shortages and costs and other risks detailed in Romacorp's filings with the Securities and Exchange Commission.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

      Romacorp is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

      Romacorp's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States and European short-term interest rates. Romacorp does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on Romacorp's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of June 23, 2002 would be immaterial.

      Baby-back ribs represent approximately 25% of Romacorp's cost of sales. Because baby-back ribs are a by-product of pork processing, their price is influenced largely by the demand for boneless pork. Historically, the cost of baby-back ribs has been volatile. Significant changes in the price of baby-back ribs and other ribs sold by Romacorp could materially increase the Company's cost of sales and adversely affect the business, results of operations and financial condition of Romacorp. Romacorp actively manages its rib costs through supply commitments in advance of a specific need. However, the arrangements are terminable at will at the option of either party without prior notice. Therefore, there can be no assurance that any of the supply commitments will not be terminated in the future. As a result, Romacorp is subject to the risk of substantial and sudden price increases, shortages or interruptions in supply of such items, which could have a material adverse effect on the business, financial condition and results of operations of Romacorp.

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
10.19

Fourth Amendment to Credit Agreement dated July 17, 2002 by and among Romacorp, Roma Systems, Inc., Roma Franchise Corporation, Roma Holdings, Inc., Roma Dining LP, The Provident Bank and various lenders described therein.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the quarter covered by this report:

Romacorp filed a report on Form 8-K with the Securities and Exchange Commission dated May 14, 2002, reporting under Item 5 that it had made an offer to exchange 12% Senior Secured Notes due April 1, 2006 for up to all the outstanding 12% Senior Notes due July 1, 2006 of the Company. Romacorp was also soliciting consents with respect to certain amendments to the indenture governing the 12% Senior Notes due July 1, 2006.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: August 2, 2002	By:	/s/RICHARD A. PEABODY
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)