Form 10-Q
period 2002-09-22
ROMACORP INC
filed 2002-11-06
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 22, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

 Commission file number:  333-62615

                       ROMACORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4010466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        As of November 1, 2002, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	September 22, 2002 and March 24, 2002	1

	Condensed Consolidated Statements of Operations
	For the Thirteen and Twenty-Six Weeks Ended
	September 22, 2002 and September 23, 2001	3

	Condensed Consolidated Statements of Cash Flows
	For the Twenty-Six Weeks Ended
	September 22, 2002 and September 23, 2001	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	14

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

(UNAUDITED)
	September 22, 2002	March 24, 2002
Current Assets:
Cash and cash equivalents	$279	$977
Accounts receivable, net	1,466	1,633
Notes receivable	67	--
Inventories of food and supplies	1,260	2,578
Deferred income tax asset	759	1,300
Prepaid expenses	1,312	1,159
Property held for sale	--	1,034
Income taxes receivable	105	46
Other current assets	30	29
Total current assets	5,278	8,756

Facilities and equipment, net	41,302	42,876
Goodwill	12,325	12,325
Deferred income tax asset	6,729	5,525
Other assets	197	235
Debt issuance costs, net of accumulated amortization of
$1,492 and $1,299, respectively	1,239	1,433
Total assets	$67,070	$71,150

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S DEFICIT

(UNAUDITED)
	September 22, 2002	March 24, 2002
Current Liabilities:
Accounts payable	$2,869	$4,211
Accrued interest	1,764	1,774
Current portion of store closure reserve	535	535
Other accrued liabilities	7,243	6,847
Current maturities of long-term debt	8,317	--
Total current liabilities	20,728	13,367

Senior notes	57,000	57,000
Long-term debt	5,500	15,404
Store closure reserve	690	1,070
Deferred gain on sale of assets	746	774
Total liabilities	84,664	87,615

Stockholder's Deficit:
Common stock, $.01 par value; 2,000 shares authorized;
100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained deficit:
Dividend to Holdings	(75,368)	(75,368)
Other	(8,695)	(7,566)
Total	(84,063)	(82,934)
Total stockholder's deficit	(17,594)	(16,465)
Total liabilities and stockholder's deficit	$67,070	$71,150

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 22, 2002	September 23, 2003	September 22, 2002	September 23, 2001

Net restaurant sales	$25,561	$29,213	$53,349	$60,314
Net franchise revenue	2,485	2,411	4,954	4,825
Total revenues	28,046	31,624	58,303	65,139

Cost of sales	8,215	9,705	17,224	20,081
Direct labor	8,793	9,870	18,199	20,254
Other	7,827	8,708	16,014	17,378
General and administrative expenses	2,205	2,232	4,677	4,439
Total operating expenses	27,040	30,515	56,114	62,152

Operating income	1,006	1,109	2,189	2,987
Other income (expense):
Interest expense	(2,031)	(2,107)	(4,053)	(4,256)
Miscellaneous	204	20	309	290
Loss before income taxes	(821)	(978)	(1,555)	(979)

Income tax benefit	(170)	(344)	(426)	(344)
Net loss	$(651)	$(634)	$(1,129)	$(635)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Twenty-Six Weeks Ended
	September 22, 2002	September 23, 2001
Operating Activities:
Net loss	$(1,129)	$(635)
Non-cash items included in net loss:
Depreciation and amortization	2,622	2,991
Amortization of debt issuance costs	194	194
Deferred income taxes	(663)	(408)
Amortization of deferred gain on sale of assets	(28)	(27)
Gain on disposal of assets	(163)	(154)
Changes in assets and liabilities:
Accounts receivable, net	167	(45)
Notes receivable	(67)	--
Inventories of food and supplies	1,318	94
Other current assets	(154)	10
Accounts payable	(1,342)	(1,009)
Accrued interest	(10)	(49)
Other accrued liabilities	16	121
Income taxes receivable	(59)	(120)
Net cash flows provided by operating activities	702	963

Investing Activities:
Capital expenditures	(1,048)	(580)
Proceeds from sale of assets	1,197	1,249
Changes in other assets, net	38	(5)
Net cash flows provided by investing activities	187	664

Financing Activities:
Net repayments under line-of-credit agreement	(1,587)	(868)
Net cash flows used in financing activities	(1,587)	(868)
Net Increase (Decrease) in Cash and Cash Equivalents	(698)	759
Cash and Cash Equivalents At Beginning of Period	977	522
Cash and Cash Equivalents At End of Period	$279	$1,281

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended September 22, 2002 are not necessarily an indication of the results that may be expected for the fiscal year ending March 23, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for Romacorp, Inc. (the "Company" or "Romacorp") for the fiscal year ended March 24, 2002. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 24, 2002 consolidated financial statements.

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

          Due to reductions in EBITDA that occurred during the quarters ended December 2001 and March 2002, Romacorp did not achieve consolidated EBITDA of $15.0 million and an interest coverage ratio of 1.7 for the quarter ended March 2002. Therefore, the Fourth Amendment to Credit Agreement was executed in July 2002. The terms of the Fourth Amendment to Credit Agreement provide for the immediate reduction in the maximum aggregate principal amount to $18.0 million until September 30, 2002 at which time the maximum borrowing is reduced by $250,000, with subsequent reductions in the maximum borrowing of $250,000 occurring on the last day of each calendar month thereafter, until June 2003, when the maximum borrowing is reduced to $5.5 million. Pursuant to the Fourth Amendment to Credit Agreement, the interest rate was increased from the prime rate plus 1.0% to the prime rate plus 1.5% until January 2003 at which time the interest rate increases by 0.25% each month until the Revolving Credit Facility is refinanced. The terms of the Fourth Amendment to Credit Agreement reduced the required consolidated EBITDA to $11.5 million for the quarter ending March 2002; $10.0 million for the quarters ending June 2002, September 2002 and December 2002; and $12.0 million for the quarter ending March 2003 and thereafter. The required interest coverage ratio was reduced to 1.4 for the quarter ending March 2002; 1.2 for the quarter ending June 2002; 1.15 for the quarters ending September 2002 and December 2002; and 1.4 for the quarter ending March 2003 and thereafter. Romacorp was in compliance with the amended covenants as of the quarter ended September 22, 2002.

Note 4 - Senior Notes

          In conjunction with the Recapitalization, on June 28, 1998, Romacorp issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of both September 22, 2002 and March 24, 2002, the principal amount of Senior Notes outstanding was $57.0 million.

Note 5 - Income Taxes

          At September 22, 2002, the Company had generated net operating losses of approximately $2.3 million, which, if not used, will begin to expire in 2022, and tax credit carryforwards of approximately $1.7 million, which, if not used, will also begin to expire in 2022. Future changes in ownership may place limitations on the use of these net operating loss carryforwards. The Company has recorded a valuation allowance of $1.6 million against the deferred tax asset due to the uncertainty of fully realizing the related benefits.

Note 6 - Summarized Financial Information

          Summarized financial information for Romacorp and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
September 22, 2002
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$3,308	$1,970	$--	$5,278
Due from affiliates	--	--	--	--
Facilities and equipment, net	37,506	3,796	--	41,302
Investment in subsidiaries	16,717	--	(16,717)	--
Goodwill, net	882	11,443	--	12,325
Other assets	1,441	6,724	--	8,165
Total assets	$59,854	$23,933	$(16,717)	$67,070

Liabilities and Equity (Deficit)
Current liabilities	$13,512	$7,216	$--	$20,728
Due to affiliates	--	--	--	--
Senior notes	57,000	--	--	57,000
Long-term debt	5,500	--	--	5,500
Other long-term liabilities	1,436	--	--	1,436
Total liabilities	77,448	7,216	--	84,664

Equity (deficit)	(17,594)	16,717	(16,717)	(17,594)
Total liabilities and equity (deficit)	$59,854	$23,933	$(16,717)	$67,070

Condensed Consolidating Balance Sheet
March 24, 2002
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,485	$3,271	$--	$8,756
Due from affiliates	--	34,093	(34,093)	--
Facilities and equipment, net	38,998	3,878	--	42,876
Investment in subsidiaries	52,453	--	(52,453)	--
Goodwill	882	11,443	--	12,325
Other assets	1,652	5,541	--	7,193
Total assets	$99,470	$58,226	$(86,546)	$71,150

Liabilities and Equity (Deficit)
Current liabilities	$7,594	$5,773	$--	$13,367
Due to affiliates	34,093	--	(34,093)	--
Senior notes	57,000	--	--	57,000
Long-term debt	15,404	--	--	15,404
Other long-term liabilities	1,844	--	--	1,844
Total liabilities	115,935	5,773	(34,093)	87,615

Equity (deficit)	(16,465)	52,453	(52,453)	(16,465)
Total liabilities and equity (deficit)	$99,470	$58,226	$(86,546)	$71,150

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended September 22, 2002
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$24,177	$4,891	$(1,022)	$28,046
Total operating expenses	25,965	2,097	(1,022)	27,040
Operating income (loss)	(1,788)	2,794	--	1,006
Other income (expense)	(2,505)	678	--	(1,827)
Income from subsidiaries	3,472	--	(3,472)	--
Income (loss) before income taxes	(821)	3,472	(3,472)	(821)
Provision (benefit) for income taxes	(170)	1,216	(1,216)	(170)
Net income (loss)	$(651)	$2,256	$(2,256)	$(651)

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended September 23, 2001
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$27,645	$5,148	$(1,169)	$31,624
Total operating expenses	29,575	2,109	(1,169)	30,515
Operating income (loss)	(1,930)	3,039	--	1,109
Other income (expense)	(2,688)	601	--	(2,087)
Income from subsidiaries	3,640	--	(3,640)	--
Income (loss) before income taxes	(978)	3,640	(3,640)	(978)
Provision (benefit) for income taxes	(344)	1,273	(1,273)	(344)
Net income (loss)	$(634)	$2,367	$(2,367)	$(634)

Condensed Consolidating Statement of Operations
For the Twenty-Six Weeks Ended September 22, 2002
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$50,487	$9,950	$(2,134)	$58,303
Total operating expenses	53,800	4,448	(2,134)	56,114
Operating income (loss)	(3,313)	5,502	--	2,189
Other income (expense)	(4,952)	1,208	--	(3,744)
Income from subsidiaries	6,710	--	(6,710)	--
Income (loss) before income taxes	(1,555)	6,710	(6,710)	(1,555)
Provision (benefit) for income taxes	(426)	2,349	2,349	(426)
Net income (loss)	$(1,129)	$4,361	$(4,361)	$(1,129)

Condensed Consolidating Statement of Operations
For the Twenty-Six Weeks Ended September 23, 2001
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$57,050	$10,503	$(2,414)	$65,139
Total operating expenses	60,138	4,428	(2,414)	62,152
Operating income (loss)	(3,088)	6,075	--	2,987
Other income (expense)	(5,197)	1,231	--	(3,966)
Income from subsidiaries	7,306	--	(7,306)	--
Income (loss) before income taxes	(979)	7,306	(7,306)	(979)
Provision (benefit) for income taxes	(344)	2,556	2,556	(344)
Net income (loss)	$(635)	$4,750	$(4,750)	$(635)

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          The Company is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 257 restaurants located in 29 states in the United States and in 26 foreign countries and territories. As of September 22, 2002, the Company operated 56 Company-owned restaurants in 14 states and, through its subsidiaries, franchised 105 restaurants in 22 states and 96 restaurants in international locations.

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

          The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 22, 2002	September 23, 2001	September 22, 2002	September 23, 2001
	(Unaudited)		(Unaudited)
REVENUES:
Net restaurant sales	91.1%	92.4%	91.5%	92.6%
Net franchise revenue	8.9%	7.6%	8.5%	7.4%
	100.0%	100.0%	100.0%	100.0%
COST AND EXPENSES:
Cost of sales (1)	32.1%	33.2%	32.3%	33.3%
Direct labor (1)	34.4%	33.8%	34.1%	33.6%
Other (1)	30.6%	29.8%	30.0%	28.8%
General and administrative expenses	7.9%	7.1%	8.0%	6.8%
Operating income	3.6%	3.5%	3.8%	4.6%

(1)  As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen and Twenty-Six Weeks Ended September 22, 2002 with the Thirteen and Twenty-Six Weeks Ended September 23, 2001

          Net restaurant sales. Net restaurant sales for the quarter ended September 22, 2002 were $25.6 million, representing a decrease of $3.7 million, or 12.5% from the $29.2 million reported during the same period of the prior year. During the 26 weeks ended September 22, 2002, net restaurant sales were $53.3 million, representing a decrease of $7.0 million or 11.5% below the $60.3 million reported during the same period of the prior year. Of these decreases versus prior year sales, the closure of five restaurants during the prior fiscal year resulted in sales decreases during the 13 and 26 weeks ended September 22, 2002 of $1.7 million and $3.4 million, respectively. The remaining decreases are due primarily to decreases in sales at comparable restaurants of 7.1% for the quarter and 6.0% for the year-to-date period. There were 56 company-owned restaurants at September 22, 2002 compared to 60 company-owned restaurants at September 23, 2001.

          Net franchise revenues. Net franchise revenues increased $74,000 to $2.5 million for the quarter and increased $129,000 to $5.0 million for the year-to-date period. Comparable sales at franchisee-operated restaurants decreased 5.0% for the quarter and 4.3% for the year-to-date comparison. During the quarter ended September 22, 2002, four franchise restaurants were opened and one franchise restaurant was closed. For the year-to-date period, seven franchise restaurants were opened and two were closed.

          Cost of sales. Cost of sales as a percentage of net restaurant sales decreased from 33.2% to 32.1% for the same quarter of the prior year and decreased from 33.3% to 32.3% for the year-to-date comparison. The decreased costs as a percentage of sales was due primarily to lower rib costs versus the same periods of the prior year.

          Direct labor costs. Direct labor costs as a percentage of net restaurant sales increased to 34.4% from 33.8% for the same quarter of the prior year and increased to 34.1% from 33.6% for the year-to-date comparison, due primarily to higher management labor and group insurance expense offset by a reduction in hourly wages as a percentage of net restaurant sales.

          Other. Other operating expenses for the quarter decreased $881,000 to $7.8 million or 30.6% of net restaurant sales compared with 29.8% of net restaurant sales for the same quarter of the prior year. On a year-to-date basis, other operating expenses decreased $1.4 million to $16.0 million or 30.0% of net restaurant sales from $17.4 million or 28.8% of net restaurant sales for the same period of the prior year. The decrease in cost for the quarter and year-to-date period is due primarily to the closure of five restaurants during the prior fiscal year. The increase in cost as a percentage of sales is due to the semi-variable relationship to restaurant sales of many expenses in this category. During the quarter, Romacorp experienced increased repair and maintenance and rent expenses.

          General and administrative expenses.  General and administrative expenses for the quarter were $2.2 million, representing a decrease of $27,000 as compared to the same quarter of the prior year. For the year-to-date period, general and administrative expenses were $4.7 million, representing an increase of $238,000 from the $4.4 million reported during the same period of the prior year. The decrease for the quarter was due primarily to reductions in corporate overhead expenses offset by increases in the number of field supervisory staff and higher management training wages. For the year-to-date period, the increase was due primarily to increases in the number of field supervisory staff, higher management training wages and the expenses associated with the exchange offer that was announced on May 14, 2002 and expired on June 18, 2002, pursuant to which the Company solicited consent for the exchange of new 12% Senior Secured Notes for up to all the outstanding Senior Notes of the Company.

          Interest expense.  Interest expense for the quarter was $2.0 million, representing a decrease of $76,000 from the $2.1 million that was reported during the same quarter of the prior year. For the year-to-date period, interest expense was $4.1 million, representing a decrease of $203,000 from the same period of the prior year. The decreases are due to the reduction in the balance of the Revolving Credit Facility and the impact of lower interest rates associated with the Revolving Credit Facility.

          Miscellaneous.  Miscellaneous income of $204,000 for the quarter was $184,000 higher than the same quarter of the prior year. For the year-to-date period, miscellaneous income of $309,000 was $19,000 higher than the same period of the prior year. The differences are due primarily to variances in gains recognized on the sale of assets.

          Income tax benefit. The income tax benefit recorded during the quarter and year-to-date periods was approximately 21% and 27% of pre-tax income compared to approximately 35% during the prior year periods. During the current year periods, the tax benefit has been reduced by a valuation allowance that has been established based upon the uncertainty that the Company will utilize all general business credits prior to their expiration.

Liquidity and Capital Resources

          Romacorp has a working capital deficit of $15.4 million at September 22, 2002, including $8.3 million in current maturities of long-term debt. A working capital deficit is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit increased from $4.6 million at March 24, 2002 due primarily to the reclassification of $8.3 million of debt as a current liability, increases in other accrued liabilities, reductions of inventory held in storage and the disposition of assets held for sale.

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

        In April 2000, Romacorp executed the First Amendment to Credit Agreement (the "Amended Credit Agreement"), which modified the terms of the Revolving Credit Facility. The Amended Credit Agreement provided for borrowings in an aggregate principal amount of up to $25.0 million until April 2001; $24.0 million until April 2002; $22.5 million until April 2003; and $20.5 million until June 2003, at which time the maximum borrowing is reduced to $5.5 million. The terms of the Amended Credit Agreement provide for interest rates ranging from the prime rate to prime plus 1.0% or the six-month LIBOR plus 2.25% to LIBOR plus 3.25%. Romacorp has paid the maximum interest rate since the Amended Credit Agreement was executed. Subsequent to executing the Amended Credit Agreement, Romacorp utilized $9.6 million to repurchase Senior Notes with a face value of $12.0 million. As of September 22, 2002, $13.8 million was outstanding under the Revolving Credit Facility.

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

          Due to reductions in EBITDA that occurred during the quarters ended December 2001 and March 2002, Romacorp did not achieve consolidated EBITDA of $15.0 million and an interest coverage ratio of 1.7 for the quarter ended March 2002. Therefore, the Fourth Amendment to Credit Agreement was executed in July 2002. The terms of the Fourth Amendment to Credit Agreement provide for the immediate reduction in the maximum aggregate principal amount to $18.0 million until September 30, 2002 at which time the maximum borrowing is reduced by $250,000, with subsequent reductions in the maximum borrowing of $250,000 occurring on the last day of each calendar month thereafter, until June 2003, when the maximum borrowing is reduced to $5.5 million. Pursuant to the Fourth Amendment to Credit Agreement, the interest rate was increased from the prime rate plus 1.0% to the prime rate plus 1.5% until January 2003 at which time the interest rate increases by 0.25% each month until the Revolving Credit Facility is refinanced. The terms of the Fourth Amendment to Credit Agreement reduced the required consolidated EBITDA to $11.5 million for the quarter ending March 2002; $10.0 million for the quarters ending June 2002, September 2002 and December 2002; and $12.0 million for the quarter ending March 2003 and thereafter. The required interest coverage ratio was reduced to 1.4 for the quarter ending March 2002; 1.2 for the quarter ending June 2002; 1.15 for the quarters ending September 2002 and December 2002; and 1.4 for the quarter ending March 2003 and thereafter. Romacorp was in compliance with the amended covenants as of the quarter ended September 22, 2002.

          Romacorp's projections of cash flow from operations indicate that the outstanding balance under the Revolving Credit Facility will remain under the maximum borrowing allowed until June 2003. However, Romacorp's cash flow will not be sufficient to reduce the outstanding balance to $5.5 million by June 2003. Romacorp has implemented several general and administrative expense reduction initiatives and has curtailed its planned capital expenditures in an effort to reduce its debt level. Romacorp is currently evaluating several alternatives including the establishment of a replacement revolving credit facility with another financial institution and the sale-leaseback of several fee-owned properties.

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

          Cash flow provided by operating activities for the 26 weeks ended September 22, 2002 was $702,000, compared to $963,000 during the same period of the prior year. Capital expenditures were $1,048,000 for the 26 weeks ended September 22, 2002 and were funded through cash flow from operations and the proceeds from asset sales. The Company received proceeds of $1.2 million related to the sale of two restaurant properties during the 26 weeks ended September 22, 2002.

          During the 26 weeks ended September 22, 2002, seven franchise restaurants were opened and two franchise restaurants were closed.

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

          Romacorp's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States short-term interest rates. Romacorp does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on Romacorp's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of September 22, 2002 would be immaterial.

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

ITEM 4.     Controls and Procedures

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
99	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2002.

(b)	No reports on Form 8-K were filed during the quarter ended September 22, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: November 6, 2002	By:	/s/ Frank H. Steed
President and Chief Executive Officer

Date: November 6, 2002	By:	/s/ Richard A. Peabody
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Frank H. Steed, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Romacorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Frank H. Steed
President and Chief Executive Officer

I, Richard A. Peabody, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Romacorp, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Richard A. Peabody
Vice President and Chief Financial Officer