Form 10-Q
period 2002-12-22
ROMACORP INC
filed 2003-02-04
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 22, 2002

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

      As of January 31, 2003, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 22, 2002 and March 24, 2002	1

	Condensed Consolidated Statements of Operations
	For the Thirteen and Thirty-Nine Weeks Ended
	December 22, 2002 and December 23, 2001	3

	Condensed Consolidated Statements of Cash Flows
	For the Thirty-Nine Weeks Ended
	December 22, 2002 and December 23, 2001	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	14

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

(UNAUDITED)
	December 22, 2002	March 24, 2002
Current Assets:
Cash and cash equivalents	$1,085	$977
Accounts receivable, net	1,455	1,633
Notes receivable, net	33	--
Inventories of food and supplies	2,057	2,578
Deferred income tax asset	466	1,300
Prepaid expenses	1,178	1,159
Property held for sale	--	1,034
Income tax receivable	49	46
Other current assets	34	29
Total current assets	6,357	8,756

Facilities and equipment, net	39,590	42,876
Goodwill	12,325	12,325
Deferred income tax asset	7,572	5,525
Other assets	196	235
Debt issuance costs, net of accumulated amortization of $1,589 and $1,299, respectively	1,394	1,433
Total assets	$67,434	$71,150

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S DEFICIT

(UNAUDITED)
	December 22, 2002	March 24, 2002
Current Liabilities:
Accounts payable	$3,122	$4,211
Accrued interest	3,467	1,774
Current portion of store closure reserve	350	535
Other accrued liabilities	7,630	6,847
Total current liabilities	14,569	13,367

Senior notes	57,000	57,000
Long-term debt	13,029	15,404
Store closure reserve	767	1,070
Deferred gain on sale of assets	732	774
Total liabilities	86,097	87,615

Stockholder's Deficit:
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained deficit:
Dividend to Holdings	(75,368)	(75,368)
Other	(9,764)	(7,566)
Total	(85,132)	(82,934)
Total stockholder's deficit	(18,663)	(16,465)
Total liabilities and stockholder's deficit	$67,434	$71,150

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 22, 2002	December 23, 2001	December 22, 2002	December 23, 2001

Net restaurant sales	$24,696	$26,482	$78,045	$86,796
Net franchise revenue	2,439	2,761	7,393	7,586
Total revenues	27,135	29,243	85,438	94,382

Cost of sales	8,009	8,528	25,233	28,609
Direct labor	8,817	9,385	27,016	29,639
Other	7,505	8,045	23,519	25,423
General and administrative expenses	2,258	2,177	6,935	6,616
Total operating expenses	26,589	28,135	82,703	90,287

Operating income	546	1,108	2,735	4,095
Other income (expense):
Interest expense	(2,021)	(2,057)	(6,074)	(6,313)
Miscellaneous	--	52	309	342
Loss before income taxes	(1,475)	(897)	(3,030)	(1,876)

Income tax benefit	(406)	(316)	(832)	(660)
Net loss	$(1,069)	$(581)	$(2,198)	$(1,216)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Thirty-Nine Weeks Ended
	December 22, 2002	December 23, 2001
Operating Activities:
Net loss	$(2,198)	$(1,216)
Non-cash items included in net loss:
Depreciation and amortization	3,904	4,472
Amortization of debt issuance costs	290	291
Deferred income taxes	(1,213)	(679)
Amortization of deferred gain on sale of assets	(42)	(41)
Gain on disposal of assets	(111)	(154)
Changes in assets and liabilities:
Accounts receivable, net	178	(95)
Notes receivable	(33)	--
Inventories of food and supplies	521	(877)
Other current assets	(24)	(206)
Accounts payable	(1,089)	(723)
Accrued interest	1,693	1,654
Other accrued liabilities	295	530
Income taxes receivable	(3)	(368)
Net cash flows provided by operating activities	2,168	2,588

Investing Activities:
Capital expenditures, net	(1,712)	(1,288)
Proceeds from sale of assets	2,239	1,249
Changes in other assets, net	39	4
Net cash flows provided by (used in) investing activities	566	(35)

Financing Activities:
Net repayments under line-of-credit agreement	(2,375)	(1,057)
Debt issuance costs	(251)	--
Net cash flows used in financing activities	(2,626)	(1,057)
Net Increase in Cash and Cash Equivalents	108	1,496
Cash and Cash Equivalents At Beginning of Period	977	522
Cash and Cash Equivalents At End of Period	$1,085	$2,018

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended December 22, 2002 are not necessarily an indication of the results that may be expected for the fiscal year ending March 30, 2003. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for Romacorp, Inc. (the "Company") for the fiscal year ended March 24, 2002. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 24, 2002 consolidated financial statements.

      The condensed consolidated financial statements of the Company and its subsidiaries include Romacorp's operation of its owned restaurants and franchise revenue from franchisees' use of trademarks and other proprietary information in the operation of Tony Roma's restaurants. Romacorp maintains its corporate office in Dallas, Texas, and, through its subsidiaries, provides menu development, training, marketing and other administrative services related to the operation of the Tony Roma's restaurant concept. All inter-company transactions between Romacorp and its subsidiaries have been eliminated.

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

Note 3 - Long-term Debt

      As of December 22, 2002, Romacorp's long-term debt consisted of a note payable to a bank under the Revolving Credit Facility, which was secured by substantially all of the assets of Romacorp. On December 31, 2002, Romacorp executed a loan agreement and promissory note with GE Capital Franchise Finance creating a New Revolving Credit Facility to replace the prior facility. The New Revolving Credit Facility is secured by substantially all of the assets of Romacorp and no debt obligations remained under the Revolving Credit Facility.

      The New Revolving Credit Facility provides for borrowings in an aggregate principal amount up to $25.0 million and includes annual reductions in the maximum borrowing capacity ranging from $1.75 million in the first year up to $3.25 million in later years. To the extent Romacorp has not utilized $5 million of the borrowing capacity to repurchase Senior Notes by December 31, 2003, the maximum borrowing capacity of the New Revolving Credit Facility will be reduced on that date by the difference between $5 million and the amount borrowed pursuant to the New Revolving Credit Facility to repurchase Senior Notes. The maximum borrowing capacity is also limited by funded debt covenants that require Romacorp to maintain a Funded Debt to EBITDA ratio of 3.5:1.0 excluding the Senior Notes and 7.5:1.0 including the Senior Notes.

      The New Revolving Credit Facility will expire in December 2012 and bears interest at the one-month LIBOR plus 4.5%. The interest rate is subject to maintaining certain financial covenants and is paid monthly.

Note 4 - Senior Notes

      In conjunction with the Recapitalization, on June 28, 1998, Romacorp issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of both December 22, 2002 and March 24, 2002, the principal amount of Senior Notes outstanding was $57.0 million.

Note 5 - Income Taxes

      At December 22, 2002, the Company had generated estimated net operating losses of approximately $3.9 million, which, if not used, will begin to expire in 2022, and tax credit carryforwards of approximately $1.7 million, which, if not used, will also begin to expire in 2022. Future changes in ownership may place limitations on the use of these net operating loss carryforwards. The Company has recorded a valuation allowance of $1.6 million against the deferred tax asset due to the uncertainty that the Company will utilize all general business credits prior to their expiration.

Note 6 - Summarized Financial Information

      Summarized financial information for the Company and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
December 22, 2002
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$4,003	$2,354	$--	$6,357
Due from affiliates	390	--	(390)	--
Facilities and equipment, net	35,977	3,613	--	39,590
Investment in subsidiaries	18,798	--	(18,798)	--
Goodwill, net	882	11,443	--	12,325
Other assets	1,594	7,568	--	9,162
Total assets	$61,644	$24,978	$(19,188)	$67,434

Liabilities and Equity (Deficit)
Current liabilities	$8,779	$5,790	$--	$14,569
Due to affiliates	--	390	(390)	--
Senior notes	57,000	--	--	57,000
Long-term debt	13,029	--	--	13,029
Other long-term liabilities	1,499	--	--	1,499
Total liabilities	80,307	6,180	(390)	86,097

Equity (deficit)	(18,663)	18,798	(18,798)	(18,663)

Total liabilities and equity (deficit)	$61,644	$24,978	$(19,188)	$67,434

Condensed Consolidating Balance Sheet
March 24, 2002
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,485	$3,271	$--	$8,756
Due from affiliates	--	34,093	(34,093)	--
Facilities and equipment, net	38,998	3,878	--	42,876
Investment in subsidiaries	52,453	--	(52,453)	--
Goodwill	882	11,443	--	12,325
Other assets	1,652	5,541	--	7,193
Total assets	$99,470	$58,226	$(86,546)	$71,150

Liabilities and Equity (Deficit)
Current liabilities	$7,594	$5,773	$--	$13,367
Due to affiliates	34,093	--	(34,093)	--
Senior notes	57,000	--	--	57,000
Long-term debt	15,404	--	--	15,404
Other long-term liabilities	1,844	--	--	1,844
Total liabilities	115,935	5,773	(34,093)	87,615

Equity (deficit)	(16,465)	52,453	(52,453)	(16,465)
Total liabilities and equity (deficit)	$99,470	$58,226	$(86,546)	$71,150

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended December 22, 2002
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$23,307	$4,815	$(987)	$27,135
Total operating expenses	25,498	2,078	(987)	26,589
Operating income (loss)	(2,191)	2,737	--	546
Other income (expense)	(2,581)	560	--	(2,021)
Income from subsidiaries	3,297	--	(3,297)	--
Income (loss) before income taxes	(1,475)	3,297	(3,297)	(1,475)
Provision (benefit) for income taxes	(406)	1,216	(1,216)	(406)
Net income (loss)	$(1,069)	$2,081	$(2,081)	$(1,069)

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended December 23, 2001
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$24,942	$5,359	$(1,058)	$29,243
Total operating expenses	27,146	2,047	(1,058)	28,135
Operating income (loss)	(2,204)	3,312	--	1,108
Other income (expense)	(2,515)	510	--	(2,005)
Income from subsidiaries	3,822	--	(3,822)	--
Income (loss) before income taxes	(897)	3,822	(3,822)	(897)
Provision (benefit) for income taxes	(316)	1,336	(1,336)	(316)
Net income (loss)	$(581)	$2,486	$(2,486)	$(581)

Condensed Consolidating Statement of Operations
For the Thirty-Nine Weeks Ended December 22, 2002
(Unaudited)

	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$73,794	$14,765	$(3,121)	$85,438
Total operating expenses	79,298	6,526	(3,121)	82,703
Operating income (loss)	(5,504)	8,239	--	2,735
Other income (expense)	(7,533)	1,768	--	(5,765)
Income from subsidiaries	10,007	--	(10,007)	--
Income (loss) before income taxes	(3,030)	10,007	(10,007)	(3,030)
Provision (benefit) for income taxes	(832)	3,565	(3,565)	(832)
Net income (loss)	$(2,198)	$6,442	$(6,442)	$(2,198)

Condensed Consolidating Statement of Operations
For the Thirty-Nine Weeks Ended December 23, 2001
(Unaudited)
	Romacorp, Inc.	Subsidiaries	Eliminations	Consolidated

Total revenues	$81,992	$15,862	$(3,472)	$94,382
Total operating expenses	87,284	6,475	(3,472)	90,287
Operating income (loss)	(5,292)	9,387	--	4,095
Other income (expense)	(7,712)	1,741	--	(5,971)
Income from subsidiaries	11,128	--	(11,128)	--
Income (loss) before income taxes	(1,876)	11,128	(11,128)	(1,876)
Provision (benefit) for income taxes	(660)	3,892	(3,892)	(660)
Net income (loss)	$(1,216)	$7,236	$(7,236)	$(1,216)

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      The Company is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 259 restaurants located in 29 states in the United States and in 26 foreign countries and territories. As of December 22, 2002, the Company operated 55 Company-owned restaurants in 14 states and, through its subsidiaries, franchised 103 restaurants in 22 states and 101 restaurants in international locations.

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

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 22, 2002	December 23, 2001	December 22, 2002	December 23, 2001
	(Unaudited)		(Unaudited)
REVENUES:
Net restaurant sales	91.0%	90.6%	91.3%	92.0%
Net franchise revenue	9.0%	9.4%	8.7%	8.0%
	100.0%	100.0%	100.0%	100.0%
COST AND EXPENSES:
Cost of sales (1)	32.4%	32.2%	32.3%	33.0%
Direct labor (1)	35.7%	35.4%	34.6%	34.1%
Other (1)	30.4%	30.4%	30.1%	29.3%
General and administrative expenses	8.3%	7.4%	8.1%	7.0%
Operating income	2.0%	3.8%	3.2%	4.3%

(1)  As a percentage of net restaurant sales.

Comparison of Operating Results for the Thirteen and Thirty-Nine Weeks Ended December 22, 2002 with the Thirteen and Thirty-Nine Weeks Ended December 23, 2001

      Net restaurant sales. Net restaurant sales for the quarter ended December 22, 2002 were $24.7 million, representing a decrease of $1.8 million, or 6.7% from the $26.5 million reported during the same period of the prior year. During the 39 weeks ended December 22, 2002, net restaurant sales were $78.0 million, representing a decrease of $8.8 million or 10.1% below the $86.8 million reported during the same period of the prior year. The closure of five restaurants during the prior fiscal year and one restaurant during the current quarter resulted in sales decreases during the 13 and 39 weeks ended December 22, 2002 of $1.4 million and $4.9 million, respectively. The remaining decreases are due primarily to decreases in sales at comparable restaurants of 1.7% for the quarter and 4.7% for the year-to-date period. There were 55 company-owned restaurants at December 22, 2002 compared to 60 company-owned restaurants at December 23, 2001.

      Net franchise revenues. Net franchise revenues decreased $322,000 to $2.4 million for the quarter and decreased $193,000 to $7.4 million for the year-to-date period. Comparable sales at franchisee-operated restaurants decreased 3.4% for the quarter and 4.0% for the year-to-date comparison. During the quarter ended December 22, 2002, six franchise restaurants were opened and three franchise restaurants were closed.

      Cost of sales. Cost of sales as a percentage of net restaurant sales increased slightly to 32.4% from 32.2% for the same quarter of the prior year and decreased from 33.0% to 32.3% for the year-to-date comparison. The decreased cost as a percentage of sales for the year-to-date period was due primarily to lower rib costs versus the same period of the prior year.

      Direct labor costs. Direct labor costs as a percentage of net restaurant sales increased to 35.7% from 35.4% for the same quarter of the prior year and increased to 34.6% from 34.1% for the year-to-date comparison, due primarily to higher management labor and group insurance expense offset by a reduction in hourly wages as a percentage of net restaurant sales.

      Other. Other operating expenses for the quarter decreased $540,000 to $7.5 million or 30.4% of net restaurant sales compared with 30.4% of net restaurant sales for the same quarter of the prior year. On a year-to-date basis, other operating expenses decreased $1.9 million to $23.5 million or 30.1% of net restaurant sales from $25.4 million or 29.3% of net restaurant sales for the same period of the prior year. The decrease in cost for the quarter and year-to-date period is due primarily to the closure of five restaurants during the prior fiscal year.

      General and administrative expenses.  General and administrative expenses for the quarter were $2.3 million, representing an increase of $81,000 from the $2.2 million reported during the same quarter of the prior year. For the year-to-date period, general and administrative expenses were $6.9 million, representing an increase of $319,000 from the $6.6 million reported during the same period of the prior year. For the quarter, the increase is due primarily to increases in corporate overhead and field supervision expenses partially offset by lower management training salaries. For the year-to-date period, the increase is due primarily to increases in the number of field supervisory staff, higher management training wages and the expenses associated with the exchange offer that was announced on May 14, 2002 and expired on June 18, 2002, pursuant to which the Company solicited consent for the exchange of new 12% Senior Secured Notes for up to all the outstanding Senior Notes of the Company.

      Interest expense.  Interest expense for the quarter was $2.0 million, representing a decrease of $36,000 as compared to the same quarter of the prior year. For the year-to-date period, interest expense was $6.1 million, representing a decrease of $239,000 from the same period of the prior year. The decreases are due to the reduction in the balance of the Revolving Credit Facility and the impact of lower interest rates associated with the Revolving Credit Facility.

      Miscellaneous.  Miscellaneous income and expense offset each other during the quarter and were $52,000 lower than the same quarter of the prior year. For the year-to-date period, miscellaneous income of $309,000 was $33,000 lower than the same period of the prior year. The differences are due primarily to variances in gains or losses recognized on the sale of assets.

      Income tax benefit. The income tax benefit recorded during the quarter and year-to-date periods was approximately 27.5% of pre-tax income compared to approximately 35% during the prior year periods. During the current year periods, the tax benefit has been reduced by a valuation allowance that has been established based upon the uncertainty that the Company will utilize all general business credits prior to their expiration.

Liquidity and Capital Resources

      Romacorp has a working capital deficit of $8.2 million at December 22, 2002, which is common in the restaurant industry, as restaurant companies do not typically require a significant investment in accounts receivable or inventory. The working capital deficit increased from $4.6 million at March 24, 2002 due primarily to increases in accrued interest expense and other accrued liabilities, reductions of inventory held in storage and the disposition of assets held for sale.

      As of December 22, 2002, Romacorp's long-term debt consisted of a note payable to a bank under the Revolving Credit Facility, which was secured by substantially all of the assets of Romacorp. As of December 22, 2002, $13.0 million was outstanding under the Revolving Credit Facility.

      On December 31, 2002, Romacorp executed a loan agreement and promissory note with GE Capital Franchise Finance (the "New Revolving Credit Facility") to replace the prior facility. The New Revolving Credit Facility is secured by substantially all of the assets of Romacorp and no debt obligations remained under the Revolving Credit Facility.

      The New Revolving Credit Facility provides for borrowings in an aggregate principal amount up to $25.0 million and includes annual reductions in the maximum borrowing capacity ranging from $1.75 million in the first year up to $3.25 million in later years. To the extent Romacorp has not utilized $5 million of the borrowing capacity to repurchase Senior Notes by December 31, 2003, the maximum borrowing capacity of the New Revolving Credit Facility will be reduced on that date by the difference between $5 million and the amount borrowed pursuant to the New Revolving Credit Facility to repurchase Senior Notes. The maximum borrowing capacity is also limited by funded debt covenants that require Romacorp to maintain a Funded Debt to EBITDA ratio of 3.5:1.0 excluding the Senior Notes and 7.5:1.0 including the Senior Notes. The New Revolving Credit Facility will expire in December 2012 and bears interest at the one-month LIBOR plus 4.5%. The interest rate is subject to maintaining certain financial covenants and is paid monthly.

      Romacorp's ability to generate cash flow from operations sufficient to make scheduled payments on its debt as they become due will depend on Romacorp's future performance and ability to successfully implement its business and growth strategies. Romacorp's performance will be affected by prevailing economic conditions and financial, business and other factors. Many of these factors are beyond Romacorp's control. Romacorp believes cash flow generated from operations and working capital are principal indicators of its liquidity condition. Romacorp's principal sources of liquidity on both a long-term and short-term basis are cash flow generated from operations and the New Revolving Credit Facility.

      Cash flow provided by operating activities for the 39 weeks ended December 22, 2002 was $2.2 million compared to $2.6 million during the same period of the prior year. Capital expenditures were $1.7 million for the 39 weeks ended December 22, 2002 and were funded through cash flow from operations and the proceeds from asset sales. The Company received proceeds of $2.2 million related to the sale of three restaurant properties during the 39 weeks ended December 22, 2002.

      During the 39 weeks ended December 22, 2002, 13 franchise restaurants were opened and five franchise restaurants were closed.

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

      Romacorp's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States short-term interest rates. Romacorp does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on Romacorp's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of December 22, 2002 would be immaterial.

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

ITEM 4.     Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

(b)   Changes in internal controls.   There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of management's last evaluation.

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
None.

(b)	Reports on Form 8-K
The following report on Form 8-K was filed during the quarter covered by this report:

Romacorp filed a report on Form 8-K with the SEC dated January 6, 2003, reporting under Item 5 that on December 31, 2002, Romacorp, Inc. announced that it has entered into a new $25.0 million credit agreement with GE Capital Franchise Finance to replace the previous agreement with another lender.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: February 4, 2003	By:	/s/ Richard A. Peabody
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Frank H. Steed, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Romacorp, Inc.;

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

Date: February 4, 2003	/s/ Frank H. Steed
President and Chief Executive Officer

CERTIFICATION

I, Richard A. Peabody, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Romacorp, Inc.;

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

Date: February 4, 2003	/s/ Richard A. Peabody
Vice President and Chief Financial Officer