Form 10-K
period 2003-03-30
ROMACORP INC
filed 2003-06-30
CIK 1067457

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 ______________________________

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2003

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
 None

______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

     As of June 23, 2003, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended March 30, 2003

PART I
ITEM 1.	BUSINESS	2
ITEM 2.	PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND
	RELATED STOCKHOLDER MATTERS	8
ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	16
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	17
ITEM 11.	EXECUTIVE COMPENSATION	19
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	23
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
ITEM 14.	CONTROLS AND PROCEDURES	23
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	FORM 8-K	24

PART I

ITEM 1.      BUSINESS

      Romacorp, Inc. (the "Company" or "Romacorp") is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 257 restaurants located in 28 states in the United States and in 27 foreign countries and territories. Founded in Miami in 1972, the restaurants operated by Romacorp are primarily located in Florida, Texas and California. Both the Tony Roma's name and its "Famous for Ribs" and "Tony Roma's A Place for Ribs" slogans are well-recognized throughout the world. The restaurants offer a full and varied menu, including ribs, chicken, steaks, seafood, salads and other menu items in a casual atmosphere that is suitable for the entire family. Since the inception of Tony Roma's, its ribs have won numerous consumer and industry awards. In addition to award-winning ribs, the menu features a signature deep fried onion ring loaf. As of March 30, 2003, Romacorp operated 55 Company restaurants in 14 states and, through its subsidiaries, franchised 102 restaurants in 20 states and 100 restaurants in international locations.

      The Tony Roma's concept is designed to serve a demographically and geographically diverse customer base, with high quality food at moderate prices. Entrees typically range in price from $4.99 to $12.99 for lunch and $4.99 to $19.99 for dinner. Dessert selections range in price from $1.99 to $4.99. Tony Roma's restaurants are generally located in free-standing buildings with approximately 200 seats and separate bar areas. The restaurants have a fun, comfortable atmosphere with distinctive and varied decor and provide consumers with high quality, friendly service. The Tony Roma's concept is appropriate for a wide variety of casual dining occasions, including family dinners and business lunches.

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

      Romacorp utilizes local advertising for individual restaurants and broadcast advertising where market penetration is efficient, as well as public relations activities aimed at individual restaurants and entire markets. Romacorp's advertising campaigns emphasize freshness, quality food, good service and value. During the fiscal year ended March 30, 2003 ("fiscal 2003"), the Company's expenditures for advertising were 3.6% of Company-owned restaurant revenues.

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

Recent Developments

      On June 2, 2003, Romacorp completed the sale of 11 Company-owned restaurants in Texas and Oklahoma to a new franchisee. The net proceeds related to the sale of the restaurants was approximately $4.6 million. The Company has entered into franchise agreements that call for reduced royalties in earlier years, increasing to the full 4% royalty in later years. Sales generated by the restaurants during fiscal 2003 were approximately $19.5 million. The estimated fair value of the restaurants was categorized as property held for sale on the Company's Consolidated Balance Sheet for the fiscal year ended March 30, 2003.

      On May 29, 2003, the Company closed its restaurant in Fort Worth, Texas pursuant to an agreement with the landlord pursuant to which the Company received $500,000 for substantially all assets at the location and was released from all future obligations related to the lease.

      On June 23, 2003, the Company announced that Mr. David Head was appointed president and chief executive officer, replacing Mr. Frank Steed who will remain with the Company as a member of the Board of Directors and as President of Roma Franchise Corporation and Roma Systems, Inc. (wholly owned subsidiaries of the Company).

Franchised Restaurants

      Although the first Tony Roma's opened in 1972, the first franchised restaurant did not open until 1981. Beginning in 1984, franchising became a key element of Tony Roma's growth strategy and at March 30, 2003, the Company had 54 franchisees operating 202 restaurants worldwide. The largest franchise holder operates a chain of 23 Tony Roma's restaurants. Although there are some franchisees that operate a single restaurant, the Company seeks to attract multi-unit franchisees who can develop entire territories. All potential franchisees must meet certain operational and financial criteria.

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

Employees

      As of March 30, 2003, Romacorp employed approximately 3,010 persons, including full-time and part-time personnel, of whom approximately 2,951 were restaurant employees and 59 were restaurant supervision and support center employees. A majority of the accounting and information technology services are provided by employees of NPC under a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") that has been in effect since the completion of the Recapitalization. Company restaurants employ an average of approximately 60 full-time or part-time employees. None of Romacorp's employees are covered by collective bargaining agreements, and Romacorp has never experienced a major work stoppage, strike, or labor dispute. Romacorp considers its employee relations to be good.

      The location of Romacorp-owned and franchised restaurants as of March 30, 2003 is as follows:

State	Romacorp-Owned	Franchised
Alabama	3	0
Alaska	0	1
Arizona	0	6
Arkansas	1	0
California	4	33
Colorado	0	4
Florida	19	2
Georgia	1	1
Hawaii	0	4
Indiana	0	1
Kentucky	0	2
Louisiana	1	0
Maryland	2	0
Michigan	0	1
Minnesota	0	1
Missouri	1	0
Nebraska	0	1
Nevada	4	4
North Carolina	2	0
Ohio	0	4
Oklahoma	2	0
Oregon	0	4
South Carolina	1	2
Tennessee	1	0
Texas	13	7
Utah	0	7
Washington	0	13
Wisconsin	0	4
Total U.S.	55	102

Foreign Country/Territory	Franchised
Aruba	1
Australia	1
Brazil	1
Canada	21
China	2
Costa Rica	1
Dominican Republic	1
Ecuador	2
El Salvador	2
Germany	2
Guam	1
Honduras	1
Hong Kong	2
Indonesia	2
Japan	7
Korea	6
Mexico	14
Peru	2
Philippines	1
Puerto Rico	2
Saipan	1
Singapore	2
Spain	14
Taiwan	1
Thailand	1
Trinidad	1
Venezuela	8
Total International	100

Trade Names, Trademarks and Service Marks

      The trade name "Tony Roma's" and all other trademarks, service marks, symbols, slogans, emblems, logos, and designs used in the Tony Roma's restaurant system are of material importance to its business. The domestic trademarks are owned by Roma Dining LP, an affiliate of Romacorp, and international trademarks and franchise rights are owned by Roma Systems, Inc., a wholly owned subsidiary of Romacorp. Another subsidiary, Roma Franchise Corporation, through a trademark license with Roma Dining LP, offers and services franchises in the United States and Roma Systems, Inc. offers services and franchises internationally. The use of these trademarks and franchise rights are licensed to franchisees under franchise agreements for use with respect to the operation and promotion of their Tony Roma's restaurants.

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

      Ability to Refinance Debt. The Company has substantial debt obligations that mature on July 1, 2006. In consideration of the sales decline and recurring losses experienced in recent years, the ability of the Company to refinance this debt with similar publicly traded debt is considered remote. Therefore, the Company has engaged Houlihan Lokey Howard & Zukin to assess the potential for refinancing the debt and to provide other restructuring alternatives. There can be no assurance that these refinancing or restructuring efforts will be successful.

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

      As of March 30, 2003, Romacorp owned and operated 55 restaurants, including 11 properties classified as held for sale, that are owned and leased as follows:

	Held for Sale	Other	Total
Land and building leased	6	24	30
Land and building owned	4	11	15
Building owned by the Company and land leased	1	9	10
	11	44	55

      In addition to these properties, as of March 30, 2003, Romacorp also held leases on three former Tony Roma's restaurant locations that were closed during a prior year and are available for sublease.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Holdings, Romacorp's sole security holder, during the fourth quarter of the fiscal year ended March 30, 2003.

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

	Fiscal Year Ended
	March 30, 2003	March 24, 2002	March 25, 2001	March 26, 2000	March 28, 1999
	(Dollars in thousands)
Income Statement Data:
Revenues
Restaurant sales	$107,614	$117,893	$124,964	$109,621	$92,910
Franchise fees and royalties	11,679	11,756	11,400	10,298	9,706
Total revenues	$119,293	$129,649	$136,364	$119,919	$102,616
Depreciation and amortization	$5,172	$5,946	$7,009	$6,652	$6,670
Asset impairment and other loss provisions	5,327	6,115	2,303	1,486	--
Gain on early retirement of debt	788	--	1,868	911	--
Operating income (loss)	(52)	780	3,986	9,088	10,467
Net interest expense	8,233	8,413	9,119	9,741	8,147
Income tax expense (benefit)	7,177	(1,795)	(1,100)	140	925
Income (loss) before cumulative effect of
a change in accounting principle	(14,112)	(5,493)	(2,034)	259	1,661
Cumulative effect of a change in accounting
principle, net of tax	--	--	--	(513)	--
Net income (loss)	(14,112)	(5,493)	(2,034)	(254)	1,661
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,226	$2,162	$3,576	$11,513	$9,844
Investing activities	195	(710)	(1,497)	(9,258)	(9,524)
Financing activities	3,793	(997)	(1,596)	(2,216)	(320)
Balance Sheet Data:
Facilities and equipment, net	$28,898	$42,876	$53,858	$60,704	$57,046
Total assets	59,460	71,150	77,131	83,711	84,317
Total borrowings (1)	76,170	72,404	73,401	77,242	80,290
Stockholder's deficit (2)	(30,577)	(16,465)	(10,972)	(8,938)	(8,667)
Other Data:
Adjusted EBITDA (3)	$10,681	$13,034	$14,308	$19,205	$17,403

__________________________
(1)	Includes current portion of long-term borrowings.
(2)	See "Item I - Business" for a description of the Recapitalization, which was effective June 28, 1998.
(3)

As used herein, "Adjusted EBITDA" represents net income before the cumulative effect of a change in accounting principle plus:  (1) net interest;   (2) income and franchise taxes;   (3) depreciation and amortization, including amortization of start-up costs;  (4) restaurant pre-opening expenses;  (5) loss provisions;  (6) gains and losses on asset sales;  (7) gain on early retirement of debt; and (8) impairments of long-lived assets. Romacorp has included information concerning Adjusted EBITDA in this Annual Report because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles and should not be considered as an alternative to, or more meaningful than, earnings from operations or other traditional indications of an issuer's operating performance. Adjusted EBITDA as presented may not be comparable to EBITDA or other similarly titled measures defined and presented by other companies.

      The computation of Adjusted EBITDA is as follows:

	Fiscal Year Ended
	March 30, 2003	March 24, 2002	March 25, 2001	March 26, 2000	March 28, 1999
	(Dollars in thousands)
Net income (loss)	$(14,112)	$(5,493)	$(2,034)	$(254)	$1,661
Less excluded items:
Cumulative effect of a change in accounting
principle, net of tax	--	--	--	513	--
Income tax expense (benefit)	7,177	(1,795)	(1,100)	140	925
Net interest expense	8,233	8,413	9,119	9,741	8,147
Depreciation and amortization	5,172	5,946	7,009	6,652	6,670
Restaurant pre-opening expense	--	2	885	1,850	--
Asset impairments	5,327	4,822	2,303	464	--
Loss provisions	--	1,293	--	1,022	--
Franchise tax expense	51	37	37	--	--
Gain on sale of assets	(379)	(191)	(43)	(12)	--
Gain on early retirement of debt	(788)	--	(1,868)	(911)	--
Adjusted EBITDA	$10,681	$13,034	$14,308	$19,205	$17,403

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

      Franchise Fees and Royalties -  The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales, in return for operational support, product development, marketing programs and various administrative services. Royalty revenue is recognized on the accrual basis, although initial fees are not recognized until the franchisee's restaurant is opened. Fees for granting exclusive development rights to specific geographic areas are recognized when the right has been granted and cash received is non-refundable. The Company also receives royalties from third parties licensed to use the Company's trademarks in various retail venues.

     Long-lived Assets - The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in accounting for its long-lived assets, which requires the write-down of certain intangibles and tangible property associated with under-performing sites. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also provides more restrictive criteria to classify an asset (group) as "held for sale." The Company reviews the impairment of long-lived assets related to restaurant sites on a periodic basis and when events occur or circumstances indicate that the asset value of a restaurant is not recoverable, the Company evaluates that restaurant for impairment based on estimated future nondiscounted cash flows attributable to that restaurant. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. In addition, the Company evaluates the criteria associated with assets held for sale and, when appropriate, writes down these assets to estimated fair value and reclasses the assets to property held for sale on the balance sheet. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgements and projections as considered necessary. The effect of applying SFAS No. 144 for the fiscal year ending March 30, 2003 and SFAS No. 121 for the fiscal years ending March 24, 2002 and March 25, 2001, resulted in a reduction of facilities and equipment of $5,327,000, $4,822,000, and $2,303,000, respectively.

      Goodwill - Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which was issued by the FASB in July 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge related to the impairment test that is required with the adoption of this new standard. Substantially all the goodwill was allocated, based on an analysis of the current operations and associated fair values of the reporting units, to the Company's franchise operations and its value is supported in full by the current and future royalties generated by franchisee utilization of the Tony Roma's trademarks.

      Income taxes - Deferred Income Tax - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any deferred tax assets reflected in the balance sheet and provides any necessary allowances as required. Any adjustments to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

      The following table sets forth Romacorp's historical consolidated revenues for fiscal 2003, 2002 and 2001:

	Fiscal Year
	2003	2002	2001
Revenues	(Dollars in millions)
Restaurant sales	$107.6	$117.9	$125.0
Franchise fees and royalties	11.7	11.7	11.4
Total revenues	$119.3	$129.6	$136.4

      The following table sets forth certain consolidated historical financial data for Romacorp expressed as a percentage of restaurant sales for fiscal 2003, 2002 and 2001:

	Fiscal Year
	2003	2002	2001
Restaurant sales	100.0%	100.0%	100.0%
Cost of sales	32.1%	33.1%	33.8%
Direct labor	34.2%	33.2%	32.2%
Other (1)	29.5%	28.8%	27.5%
Total restaurant expenses	95.8%	95.1%	93.5%
Income from Company-owned restaurant operations	4.2%	4.9%	6.5%

___________________________

(1)  Other operating expenses include rent, depreciation and amortization, advertising, utilities, supplies, paper cost and insurance among other costs directly associated with operation of restaurant facilities.

      The following table sets forth Romacorp's system-wide number of restaurants and restaurant sales for fiscal 2003, 2002 and 2001:

	Fiscal Year
	2003	2002	2001
Restaurants open (at end of fiscal year):
Romacorp-operated	55	56	62
Franchise	202	196	179
Total	257	252	241

System-wide restaurant sales (Dollars in millions):
Romacorp-operated restaurant sales	$107.6	$117.9	$125.0
Joint venture restaurant sales	--	--	1.6
Franchise restaurant sales	323.7	316.0	308.7
Total	$431.3	$433.9	$435.3

Fiscal 2003 Compared to Fiscal 2002

      Restaurant sales.   Restaurant sales for the 53 weeks ended March 30, 2003 decreased $10.3 million, or 8.7%, to $107.6 million from $117.9 million for the 52 weeks ended March 24, 2002. This decrease was due primarily to a decrease in sales at restaurants opened for more than 18 months of 5.1% and sales lost of $6.7 million due to the full year or partial year effect of five restaurant closures in fiscal 2002 and one closure during fiscal 2003 partially offset by sales of $2.1 million during the extra week in fiscal 2003.

      Franchise fees and royalties.   Franchise fees and royalties for fiscal 2003 decreased $77,000 to $11.7 million due primarily to a decrease in franchise fees of $292,000 partially offset by an increase in royalty income of $215,000. The increase in royalty income is due primarily to franchisee sales generated during the extra week of fiscal 2003 as the royalty increase associated with the net increase of 6 franchised restaurants was offset by a 3.5% sales decrease at comparable franchised restaurants.

      Cost of sales.   Cost of sales decreased to 32.1% of restaurant sales in fiscal 2003 compared with 33.1% in fiscal 2002 due primarily to lower rib prices in fiscal 2003.

      Direct labor.   Direct labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes, increased to 34.2% of restaurant sales in fiscal 2003 compared with 33.2% in fiscal 2002 due to increased costs for management wages and group insurance expense.

      Other.   Other operating expenses increased to 29.5% of restaurant sales in fiscal 2003 compared with 28.8% in fiscal 2002 due primarily to increases in paper costs, advertising and repair and maintenance expenditures.

      General and administrative expenses.   General and administrative expenses increased $312,000 in fiscal 2003 due primarily to an increase of $303,000 in the Company's expense associated with reserving for uncollectable royalties. The effect of a number of successful corporate overhead cost reduction initiatives were offset by increases in the number of field supervisory staff and the expenses associated with the exchange offer that was announced on May 14, 2002 and expired on June 18, 2002, pursuant to which the Company unsuccessfully solicited consent for the exchange of new 12% Senior Secured Notes for up to all of the Senior Notes of the Company.

      Impairment of long-lived assets.   Impairment charges of approximately $5.3 million were recognized in fiscal 2003. Of this amount, $2.3 million was related to twelve under-performing Company-operated restaurants and the further impairment of a property closed during a prior year. The remaining impairment of $3.0 million was related to the 11 properties that were classified as held for sale and written down to their estimated fair market value. See Note 6 of the Notes to Consolidated Financial Statements.

      Interest expense.   Interest expense decreased $180,000 to $8.2 million in fiscal 2003 compared with $8.4 million in fiscal 2002.  The decrease is due primarily to lower interest rates and a reduction in the weighted-average balance outstanding under the revolving credit facilities. See Note 10 of the Notes to Consolidated Financial Statements.

      Gain on early retirement of debt.  During the fourth quarter of fiscal 2003, the Company repurchased Senior Notes with a face value of $2.0 million at a discount resulting in a gain of $788,000.

      Miscellaneous.   Miscellaneous income increased $217,000 to $562,000 in fiscal 2003 compared with $345,000 in fiscal 2002 due primarily to an increase in the net gain on asset dispositions of $182,000 during fiscal 2003.

      Tax provision.   Romacorp's tax expense for fiscal 2003 of $7.2 million consisted primarily of deferred tax expense of $6.8 million due to a valuation allowance recorded for 100 percent of the Company's deferred tax assets. The Company had also recorded a valuation allowance in fiscal 2002 in recognition that all deferred tax assets might not be realizable resulting in an effective tax rate of 24.6% in that year. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

Fiscal 2002 Compared to Fiscal 2001

      Restaurant sales.  Restaurant sales for the 52 weeks ended March 24, 2002 decreased $7.1 million, or 5.7%, to $117.9 million from $125.0 million for the 52 weeks ended March 25, 2001. This decrease was due primarily to a decrease in sales at restaurants opened for more than 18 months of 5.7% and sales lost of $2.9 million due to the full year or partial year effect of three restaurant closures, offset by incremental sales of $4.6 million generated by four restaurants that opened during fiscal 2001 and the partial year effect of assuming full ownership of one restaurant that was previously accounted for as a joint venture.

      Franchise fees and royalties.  Franchise fees and royalties for fiscal 2002 increased $356,000 to $11.8 million due primarily to an increase in royalty income resulting from a net increase of 17 franchised restaurants during the year offset by a 5.6% sales decrease at comparable franchised restaurants.

      Cost of sales.   Cost of sales decreased to 33.1% of restaurant sales in fiscal 2002 compared with 33.8% in fiscal 2001 due primarily to a price increase of approximately 2.0% at the beginning of fiscal 2002. During the first half of fiscal 2002, Romacorp continued to experience higher rib and beef costs that resulted from the outbreak of the Mad Cow and Foot and Mouth diseases in Europe in fiscal 2001 that resulted in import restrictions in the United States.

      Direct labor.   Direct labor costs, which include restaurant employees' salaries, wages, benefits, bonuses and related taxes, increased to 33.2% of restaurant sales in fiscal 2002 compared with 32.2% in fiscal 2001 due to increased costs for hourly employee wages, group insurance expense and workers' compensation expense. The increase in hourly wages was due in part to the trial of a lunch strategy that guaranteed a meal in 15 minutes or the meal was free.

      Other.   Other operating expenses increased to 28.8% of restaurant sales in fiscal 2002 compared with 27.5% in fiscal 2001 due primarily to increases in rent expenses and utility costs. The increase in rent expense was primarily due to the full year effect of fiscal 2001 property activity including four new restaurants that opened as leased properties, the completion of two sale leaseback transactions and the conversion of a joint venture property to Company-operated as a leased restaurant.

      General and administrative expenses.  General and administrative expenses decreased $2.6 million in fiscal 2002 due to reductions in the number of field supervisory staff, lower pre-opening expenses and lower amortization expense. The decrease in pre-opening expense occurred as Romacorp opened no new restaurants in fiscal 2002 compared with four new restaurants that opened in fiscal 2001. Effective March 26, 2001, Romacorp adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which provides that goodwill should not be amortized, but shall be tested for impairment annually. Romacorp did not record a charge related to the impairment test that is required with the adoption of this new standard. The adoption of SFAS No. 142 resulted in a decrease in amortization expense of $734,000 as compared with the prior year.

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

      Interest expense.  Interest expense decreased $706,000 to $8.4 million in fiscal 2002 compared with $9.1 million in fiscal 2001. The decrease is due to a reduction in the balance outstanding under the prior revolving credit facility and the impact of lower interest rates. See Note 10 of the Notes to Consolidated Financial Statements.

      Miscellaneous.   Miscellaneous income increased $214,000 to $345,000 in fiscal 2002 compared with $131,000 in fiscal 2001 due to the net gain on asset dispositions of $137,000 during fiscal 2002 and the reduction in costs associated with the joint venture activities that were terminated during fiscal 2001.

      Tax provision.   Romacorp's income tax benefit for fiscal 2002 and fiscal 2001 resulted in effective tax rates of 24.6% and 35.1%, respectively. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion of the effective tax rate.

Liquidity and Capital Resources

      Romacorp has a working capital surplus of $1.9 million as the Company has maximized its borrowing capacity under the Revolving Credit Facility and has cash and cash equivalents on hand of $6.8 million as of March 30, 2003. The working capital surplus also includes property held for sale of $4.7 million. The working capital surplus of $1.9 million compares with a working capital deficit of $4.6 million as of March 24, 2002, due primarily to the increase in cash and cash equivalents and property held for sale.

      As of March 30, 2003, Romacorp's long-term debt consisted of a note payable under the Revolving Credit Facility, which is secured by substantially all of the assets of Romacorp. On December 31, 2002, Romacorp executed a loan agreement and promissory note with GE Capital Franchise Finance creating the Revolving Credit Facility to replace a prior facility.

      The Revolving Credit Facility provides for borrowings in an aggregate principal amount up to $25.0 million and includes annual reductions in the maximum borrowing capacity ranging from $1.75 million in the first year up to $3.25 million in later years. To the extent Romacorp has not utilized $5 million of the borrowing capacity to repurchase Senior Notes by December 31, 2003, the maximum borrowing capacity of the Revolving Credit Facility will be reduced on that date by the difference between $5 million and the amount borrowed pursuant to the Revolving Credit Facility to repurchase Senior Notes. The maximum borrowing capacity is also limited by funded debt covenants that require Romacorp to maintain a Funded Debt to Adjusted EBITDA ratio of 3.5:1.0 excluding the Senior Notes and 7.5:1.0 including the Senior Notes.

      The Revolving Credit Facility will expire in December 2012 and bears interest at the one-month LIBOR plus 4.5%. The interest rate is subject to maintaining certain financial covenants and is paid monthly. Romacorp was in compliance with all restrictive covenants at March 30, 2003.

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

      Net cash provided by operating activities was $1.2 million in fiscal 2003, a decrease from $2.2 million in fiscal 2002 due primarily to an increase in the net loss and a decrease in accounts payable partially offset by a reduction of ribs held in storage and an increase in other accrued liabilities. Net cash provided by operating activities was $2.2 million in fiscal 2002, a decrease from $3.6 million in fiscal 2001 due to an increase in the net loss, the increase in ribs held in storage as inventory for future use and a reduction in accrued liabilities, primarily related to reductions in insurance reserves.

      Romacorp's investing activities provided $195,000 during fiscal 2003. Proceeds from the sale of assets of $2.5 million in fiscal 2003 were used to fund capital expenditures of $2.3 million. Romacorp utilized $710,000 to fund investing activities during fiscal 2002. Capital expenditures were $1.9 million during fiscal 2002 and were funded through cash flow from operations and $1.2 million of net proceeds from the sale of assets. Romacorp utilized $1.5 million to fund investing activities during fiscal 2001. Capital expenditures were $6.7 million during fiscal 2001 and were funded primarily through cash flow from operations and $5.2 million of net proceeds from the sale of assets. Romacorp opened four new restaurants during fiscal 2001. Approximately $5.3 million of the capital expenditures were for the construction of new restaurants.

      As of March 30, 2003, the balance of the Revolving Credit Facility was $21.2 million, an increase of $5.8 million compared with the balance outstanding under the prior credit facility as of March 24, 2002. Cash and cash equivalents as of March 30, 2003 were $6.8 million compared with $977,000 as of March 24, 2002. Financing activities for fiscal 2003 included the utilization of $1.2 million of funds available under the Revolving Credit Facility to repurchase $2.0 million of Senior Notes. The Company has additional borrowing capacity of $3.8 million under the Revolving Credit Facility for the sole purpose of repurchasing Senior Notes until December 31, 2003. Excluding the amount specified for Senior Note purchases, the Company has borrowed the maximum amount available under the Revolving Credit Facility. Financing activities during fiscal 2001 included the repurchase of Senior Notes with a face value of $12.0 million utilizing $9.6 million of a prior credit facility.

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

      The Company's Senior Notes mature on July 1, 2006. If no additional Senior Notes are purchased on the open market, the current outstanding balance of $55.0 million will become due at that time. The Company believes the opportunity to refinance the current obligation with similar publicly traded unsecured debt instruments is remote. Therefore, the Company has engaged Houlihan Lokey Howard & Zukin to assess the potential for refinancing the debt and to provide other restructuring alternatives.

Contractual Obligations

      Romacorp is obligated under future commitments as part of its normal business operations. The future commitments are for long-term debt, operating lease payments and product purchases, summarized as follows:

	Fiscal Year(s)
	2004	2005 - Thereafter
	(Dollars in thousands)
Lease payments	$5,435	$36,212
Product purchases	22,470	--
Long-term debt	1,750	74,420
	$29,655	$110,632

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

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." The provisions of this statement were effective for interim and annual financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Also, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect SFAS No. 148 to have a material impact on the Company's financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  FIN 45 addresses the disclosure required by a guarantor in its financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Certain of the disclosure requirements of FIN 45 were effective after December 15, 2002 and the provisions for the initial recognition and measurement of a liability associated with a guarantee is effective beginning after December 31, 2002, prospectively. FIN 45 will effect the Company to the extent it provides any guarantees for its franchisees in the future.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This new standard will effect the timing of when the Company recognizes the cost for restaurant closings. At the present time, the Company cannot determine the impact that the adoption of this statement will have on subsequent consolidated financial statements.

      In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and earlier adoption was encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company reflected the adoption of SFAS No. 145 in its consolidated financial statements for the year ending March, 30, 2003. Accordingly, the $1,868,000 gain from the early extinguishment of debt for the year ending March 25, 2001 has been reclassified and included in other income (expense).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Romacorp is exposed to market risk from changes in interest rates on debt and changes in commodity prices, particularly baby-back rib prices.

      Romacorp's exposure to interest rate risk relates to the Revolving Credit Facility that is benchmarked to United States and European short-term interest rates. Romacorp does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on Romacorp's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of March 30, 2003 would be immaterial.

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

      The consolidated financial statements are included under Item 15 of this Annual Report.

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

Name	Age	Position
David S. Lobel	50	Chairman of the Board of Directors
Eric D. Bommer	34	Director
Philip Friedman	56	Director
John F. McCormack	44	Director
David W. Head	46	President, Chief Executive Officer and Director
Frank H. Steed	56	President, Roma Franchise Corporation and Roma Systems, Inc. and Director
Marc A. Buehler	33	Vice President, Marketing
Kenneth Myres	51	Vice President, Franchise Development
Richard A. Peabody	42	Vice President, Finance and Chief Financial Officer
David G. Short	64	Vice President, Legal, Secretary and General Counsel

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

      Eric D. Bommer serves as a director of Romacorp and Holdings. Mr. Bommer joined Sentinel in March 1997 and serves as a Partner of the firm. Prior to joining Sentinel, he was an associate at Gefinor Acquisition Partners, L.P., a private equity investment partnership, from June 1995 to March 1997. From 1993 to 1995, he worked in the Investment Banking Division of CS First Boston. From 1992 to 1993, Mr. Bommer worked at LaSalle Partners. Mr. Bommer serves on the boards of various private companies.

      Philip Friedman serves as a director of Romacorp and Holdings. Mr. Friedman is President of McAlister's Corporation, operator and franchisor of the McAlister's Deli restaurant chain. From June 1996 to January 1998, Mr. Friedman was President of Panda Management Company, Inc., a developer and operator of 300 quick-service Chinese restaurants. In addition, from June 1986 to the present, Mr. Friedman has been president of P. Friedman and Associates, Inc., a restaurant consulting firm. Mr. Friedman also serves as a director of Eateries, Inc.

      John F. McCormack serves as a director of Romacorp and Holdings. Mr. McCormack co-founded Sentinel in 1995 and presently serves as Senior Partner. From 1990 to 1995, Mr. McCormack served as Vice President at First Century. From 1983 to 1990, Mr. McCormack was employed by Coopers & Lybrand, most recently as a Manager. Mr. McCormack serves on the boards of various private companies.

      David W. Head was appointed President and Chief Executive Officer on June 23, 2003 and serves as a director of Romacorp and Holdings. Mr. Head served as President and Chief Executive Officer of Shells Seafood, Inc. from April 2001 to June 2003. From December 1998 to April 2001, Mr. Head was President, Chief Operating Officer and Member of LeCarnassier LLC, D/B/A Red Robin Gourmet Burgers and Spirits; from August 1998 to April 1999, Mr. Head was President and Chief Operating Officer of Red River Bar and Grill; from November 1997 to July 1998, Mr. Head was President, Chief Executive Officer and Director of Houlihan's Restaurant Group.

      Frank H. Steed was appointed President of Roma Franchise Corporation and Roma Systems, Inc. in October 2000. He served as President and Chief Executive Officer of Romacorp from October 2000 to June 2003. Mr. Steed has served as a director of Romacorp and Holdings since October 2000. Mr. Steed served as Senior Vice President of Franchise Development for Metromedia Restaurant Group (MRG®) ("MRG") from November 1994 to October 2000. Mr. Steed joined MRG as President of Bonanza Steakhouse in March 1993 and held other senior management positions with MRG including Vice Chairman of Metromedia Family Steakhouses, a division of MRG. From June 1970 to March 1993, Mr. Steed held various top management positions with Carlson Companies, Inc., serving as Executive Vice President of Operations and Franchise Development for T.G.I. Friday's and President and Chief Executive Officer of Country Hospitality Corporation.

      Marc A. Buehler was appointed Vice President of Marketing on July 15, 2002. From March 1999 until July 2002, Mr. Buehler was Vice President of Marketing for Eateries, Inc where he led all strategic marketing efforts of the company's three concepts, Garfield's Restaurant and Pub, Garcia's of Scottsdale and Pepperoni Grill. From 1996 to 1999, Mr. Buehler was a Franchise Marketing Manager for Applebee's International. From 1992 to 1996, Mr. Buehler was employed by ESPN as an account executive.

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

ITEM 11.       EXECUTIVE COMPENSATION

      The following summarizes, for each of the three fiscal years ended March 30, 2003, March 24, 2002, and March 25, 2001, the compensation awarded to, earned by, or paid to each of the persons who qualified as a "named executive officer" under item 402(b) of Regulation S-K.

	Summary Compensation Table
	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary $	Bonus $	Other Annual Compensation $ (1)		Securities Underlying Options (#) (2)	All Other Compensation $
Frank H. Steed (3)	2003	284,769	--	10,427		--	--
President of Roma Franchise	2002	300,000	50,000	10,418		--	--
Corporation and Roma Systems, Inc.	2001	121,740	50,000	3,517		23.53	--

David G. Short	2003	164,732	--	5,007		--	--
Vice President, Legal,	2002	157,881	--	4,998		--	--
Secretary and General Counsel	2001	150,389	36,173	4,602		--	--

Richard A. Peabody	2003	179,000	--	4,676		--	--
Vice President, Finance	2002	184,649	--	4,602		--	--
and Chief Financial Officer	2001	176,851	10,938	53,876	(4)	--	--

Marc A. Buehler (5)	2003	107,692	--	34,821	(6)	3.3	--
Vice President, Operations

Kenneth Myres (7)	2003	106,538	50,500	4,754		--	--
Vice President, Franchise	2002	90,961	33,846	3,944		2.2	--
Development

_______________
(1)	Includes car allowance and insurance.
(2)	The options listed were granted pursuant to a non-qualified stock option plan of Holdings. Holdings holds 100% of the outstanding shares of Romacorp.
(3)	Mr. Steed joined Romacorp in October 2000.
(4)	Includes relocation expense of $49,334.
(5)	Mr. Buehler joined Romacorp in July 2002.
(6)	Includes relocation expense of $31,587.
(7)	Mr. Myres joined Romacorp in May 2001.

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

Option Grants in Last Fiscal Year

      The following tables set forth information regarding options of Holdings granted to the named executive officers during fiscal 2003.
	Individual Grants				Potential
	Number of Securities Underlying Options	% of Total Options Granted to Employees	Exercise or Base Price	Expiration	Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted	in Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Marc A. Buehler	3.3	100%	$12,500	7/15/12	$25,942	$65,742

_________________
(1)	Calculated over a ten-year period, representing the terms of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of Holdings common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      Set forth below is information with respect to options exercised by the named executive officers during fiscal 2003 and the number and value of unexercised stock options held by such named executive officers at the end of the fiscal year.
			Number of Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Frank H. Steed	-0-	-0-	5.69/17.84	-0-/-0-
David G. Short	-0-	-0-	2.1/1.2	-0-/-0-
Richard A. Peabody	-0-	-0-	1.1/2.2	-0-/-0-
Marc A. Buehler	-0-	-0-	0/3.3	-0-/-0-
Kenneth Myres	-0-	-0-	.4/1.8	-0-/-0-

_________________________

(1)   The common stock of Holdings is not traded on a public market. This value of unexercised options is based on internal estimates.

Compensation of Directors

      Romacorp reimburses directors for out-of-pocket expenses incurred by them in connection with services provided in such capacity. Mr. Friedman receives a quarterly payment of $3,500. In addition, on May 12, 1999, Mr. Friedman was awarded a stock option grant to purchase .88 shares of Holdings common stock at $12,500 per share, which option vests 25% a year over four years.

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee is or has been an officer or employee of Romacorp or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K. In fiscal 2003, no executive officer of Romacorp served as a director of another entity, one of whose executive officers served on the Compensation Committee or on Romacorp's Board of Directors. Romacorp's Board of Directors, including members of the Compensation Committee, also comprise the Board of Directors for Holdings, which owns 100% of the outstanding common stock of Romacorp.

      Romacorp reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel may receive a management fee equal to $500,000 per year, and is reimbursed for certain out-of-pocket expenses incurred in connection with Sentinel's services provided to Romacorp.

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

--

A short-term bonus plan. To encourage and reward near-term improvements in Romacorp's performance, the Compensation Committee determined to offer an annual bonus plan based on the Company achieving the financial targets that result from the annual planning process. Adjusted EBITDA has been established as the primary measurement criteria for determining if the financial goals are achieved. "Adjusted EBITDA" represents net income before the cumulative effect of a change in accounting principle and extraordinary item plus: (1) net interest; (2) income and franchise taxes; (3) depreciation and amortization including amortization of start-up costs; (4) pre-opening expenses; (5) loss provisions;   (6) gains and losses on asset sales; and  (7) impairments of long-lived assets.  Romacorp has included information concerning Adjusted EBITDA in this Annual Report because it believes that such information is used by certain investors as one measure of an issuer's historical ability to service debt. The Compensation Committee believes Adjusted EBITDA is an important measure in determining the value of a privately-held company. Provision also has been made for discretionary bonuses in certain situations.

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

      Effective October 23, 2000, Frank H. Steed became the President and Chief Executive Officer of Romacorp. In addition, Mr. Steed was elected as a Director of Romacorp in October 2000. Mr. Steed is able to participate in the same executive compensation plans available to Romacorp's other senior executives. Pursuant to the terms of his employment agreement, Mr. Steed's salary is $300,000 per year.  This salary was voluntarily reduced to $278,000 by Mr. Steed on July 1, 2002. Mr. Steed also received a bonus of $100,000 upon completing one year of employment with Romacorp. In determining Mr. Steed's compensation, the Compensation Committee applied the policies described above and considered other factors as well, such as Mr. Steed's previous work experience and position of responsibility and authority. The Compensation Committee also determined to grant Mr. Steed options to purchase 23.53 shares of common stock of Holdings. In June 2003, Mr. David W. Head was appointed President and Chief Executive Officer of Romacorp, with Mr. Steed remaining a Director of Romacorp and the President of Roma Franchise Corporation and Roma Systems, Inc.

      The executive short-term bonus plan for fiscal 2003 was based upon an Adjusted EBITDA target which, when met, would pay a pre-determined bonus to each executive officer. This target was not achieved and no bonuses were paid pursuant to the short-term bonus plan in fiscal 2003.

      The Compensation Committee also recommends awards under Holdings non-qualified stock option plan. During fiscal 2003, stock option grants totaling 3.3 shares were made to one named executive officer. During the year, options to purchase 3.3 shares lapsed. Each of these grants reflect an exercise price of $12,500 per share, which was determined to be the fair market value at the date of original reservation of shares as required by the stock option plan.

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

___________________
(1)

As of March 30, 2003, the outstanding stock of Holdings was owned 22.2% by Sentinel Capital Partners, L.P., 37.0% by Sentinel Capital Partners II, L.P., 19.8% by NPC International, Inc. and 20.8% by unrelated third parties. Mr. Steed and Mr. Short each own approximately 0.3 shares of Holdings common stock, collectively 0.2% of the outstanding stock. The address of Sentinel Capital Partners, L.P. and Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York 10017 and the address of NPC International, Inc. is 14400 College Blvd., Lenexa, Kansas 66762.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transitional Financial and Accounting Services Agreement

      In June 1998, Romacorp entered into the Transition Services Agreement whereby NPC continued to provide administrative services to Romacorp. Services provided included accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, Romacorp was granted a perpetual license to use the POS System. Effective June 24, 2002, Romacorp amended the contract whereby services will continue through March 2004. Either Romacorp or NPC may terminate the Transition Services Agreement upon one year's prior written notice. Pursuant to the Transition Services Agreement, Romacorp paid NPC $889,000, $910,000, and $870,000 during the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001, respectively.

Payment of Certain Fees and Expenses

      Romacorp reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel may receive a management fee equal to $500,000 per year and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $482,000, $513,000, and $472,000 during the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001, respectively.

ITEM 14.      CONTROLS AND PROCEDURES

      Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, such as this Form 10-K is reported in accordance with the Securities and Exchange Commission's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

      Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-K.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:
(1)	Financial Statements:

The response to this portion of Item 15 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

(2)	Financial Statement Schedules:

The consolidated financial statement schedule of Romacorp, Inc. filed as part of this report is listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

(3)	Exhibits:

The exhibits listed on the accompanying index to exhibits at page 28 are filed as part of this Annual Report.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas, the State of Texas, on June 30, 2003.

By:	/s/David W. Head
Name: David W. Head
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/David S. Lobel	Chairman of the Board of Directors	June 30, 2003
David S. Lobel
/s/Richard A. Peabody	Vice President, Finance and Chief Financial Officer	June 30, 2003
Richard A. Peabody	(principal financial and accounting officer)
/s/Eric D. Bommer	Director	June 30, 2003
Eric D. Bommer
/s/Philip Friedman	Director	June 30, 2003
Philip Friedman
/s/John F. McCormack	Director	June 30, 2003
John F. McCormack
/s/Frank H. Steed	Director	June 30, 2003
Frank H. Steed

CERTIFICATION

I, David W. Head, certify that:
1.	I have reviewed this annual report on Form 10-K of Romacorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ David W. Head
President and Chief Executive Officer

CERTIFICATION

I, Richard A. Peabody, certify that:
1.	I have reviewed this annual report on Form 10-K of Romacorp, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ Richard A. Peabody
Vice President and Chief Financial Officer

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

10.6		Transitional Financial and Accounting Services Agreement dated as of July 1, 1998 by and among NPC Management, Inc. and Romacorp (1)
10.7		Management Services Agreement dated as of July 1, 1998 by and among Romacorp and Sentinel (1)
10.9	a	Amended and Restated Accounting and Management Information Services Agreement dated January 20, 1999 (2)
*10.13		Letter of employment and agreement dated as of January 3, 2000 by and among Romacorp and Richard A. Peabody (3) .
*10.16		Management Agreement dated as of October 5, 2000 by and among Romacorp and Frank H. Steed (4)
10.20		Loan Agreement dated December 31, 2002 by and between Romacorp, Inc. and GE Capital Franchise Finance Corporation (5)
10.21		Promissory Note dated December 31, 2002 from Romacorp, Inc. to GE Capital Franchise Finance Corporation (5)
21.1		Subsidiaries of the Issuer (6)
99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)
99.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (6)

________________________
(1)	Filed as an exhibit to the Company's Form S-4, (Registration No. 333-62615) filed on August 31, 1998 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended March 28, 1999 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Form 10-K Annual Report for the fiscal year ended March 26, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended December 24, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Form 8-K Current Report filed on January 6, 2003 and incorporated herein by reference.
(6)	Filed herewith.
(*)	Management contract or compensation plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements

Report of Independent Auditors	F-2

Consolidated Balance Sheets - Assets
As of March 30, 2003 and March 24, 2002	F-3

Consolidated Balance Sheets - Liabilities and Stockholder's Deficit
As of March 30, 2003 and March 24, 2002	F-4

Consolidated Statements of Operations
For the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001	F-5

Consolidated Statements of Changes in Stockholder's Deficit
For the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001	F-6

Consolidated Statements of Cash Flows
For the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule II - Consolidated Valuation and Qualifying Accounts for each of the three years
ended March 30, 2003, March 24, 2002 and March 25, 2001	F-20

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Romacorp, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Romacorp, Inc. and Subsidiaries (the Company) as of March 30, 2003 and March 24, 2002, and the related consolidated statements of operations, changes in stockholder's deficit, and cash flows for each of the three fiscal years in the period ended March 30, 2003. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Romacorp, Inc. and Subsidiaries at March 30, 2003 and March 24, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 to the consolidated financial statements, in the fiscal year ended March 24, 2002, the Company changed its method of accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Also as discussed in Note 3, in the fiscal year ended March 30, 2003, the Company adopted the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

/s/Ernst & Young LLP

Kansas City, Missouri
May 6, 2003

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

	March 30, 2003	March 24, 2002
Current Assets:
Cash and cash equivalents:
Restricted	$622	$--
Unrestricted	6,191	977
Accounts receivable, net	1,495	1,633
Inventories of food and supplies	2,081	2,578
Deferred income tax asset	--	1,300
Prepaid expenses	996	1,159
Property held for sale	4,682	1,034
Income taxes receivable	192	46
Other current assets	31	29
Total current assets	16,290	8,756

Facilities and equipment, net	28,898	42,876
Goodwill	12,325	12,325
Deferred income tax asset	--	5,525
Other assets	194	235
Debt issuance costs, net of accumulated amortization of $1,427 and $1,299,
respectively	1,753	1,433
Total assets	$59,460	$71,150

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S DEFICIT

	March 30, 2003	March 24, 2002
Current Liabilities:
Accounts payable	$2,385	$4,211
Accrued interest	1,748	1,774
Current portion of store closure reserve	502	535
Other accrued liabilities	8,038	6,847
Current maturities of long-term debt	1,750	--
Total current liabilities	14,423	13,367

Senior notes	55,000	57,000
Long-term debt, less current maturities	19,420	15,404
Store closure reserve	476	1,070
Deferred gain on sale of assets	718	774
Total liabilities	90,037	87,615

Stockholder's Deficit:
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued
and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained deficit:
Dividends to Holdings	(75,368)	(75,368)
Other	(21,678)	(7,566)
Total	(97,046)	(82,934)
Total stockholder's deficit	(30,577)	(16,465)
Total liabilities and stockholder's deficit	$59,460	$71,150

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	For the Fiscal Year Ended
	March 30, 2003	March 24, 2002	March 25, 2001
Restaurant sales	$107,614	$117,893	$124,964
Franchise fees and royalties	11,679	11,756	11,400
Total revenues	119,293	129,649	136,364

Cost of sales	34,551	39,070	42,213
Direct labor	36,848	39,151	40,293
Other	31,727	33,953	34,393
General and administrative expenses	10,892	10,580	13,176
Impairment of long-lived assets	5,327	4,822	2,303
Other loss provisions	--	1,293	--
Total operating expenses	119,345	128,869	132,378

Operating income (loss)	(52)	780	3,986
Other income (expense):
Interest expense	(8,233)	(8,413)	(9,119)
Gain on early retirement of debt	788	--	1,868
Miscellaneous	562	345	131
Loss before income taxes	(6,935)	(7,288)	(3,134)
Provision (benefit) for income taxes:
Current	352	1,041	369
Deferred	6,825	(2,836)	(1,469)
	7,177	(1,795)	(1,100)
Net loss	$(14,112)	$(5,493)	$(2,034)

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
(Dollars in Thousands)

			Additional	Retained Deficit
	Common Stock		Paid-In
	Shares	Amount	Capital		Total
Balance at March 26, 2000	100	$--	$66,469	$(75,407)	$(8,938)
Net loss	--	--	--	(2,034)	(2,034)
Balance at March 25, 2001	100	--	66,469	(77,441)	(10,972)
Net loss	--	--	--	(5,493)	(5,493)
Balance at March 24, 2002	100	--	66,469	(82,934)	(16,465)
Net loss	--	--	--	(14,112)	(14,112)
Balance at March 30, 2003	100	$--	$66,469	$(97,046)	$(30,577)

The accompanying notes are an integral part of these consolidated financial statements

ROMACORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Fiscal Year Ended
	March 30, 2003	March 24, 2002	March 25, 2001
Operating Activities:
Net loss	$(14,112)	$(5,493)	$(2,034)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	5,172	5,946	7,009
Amortization of debt issuance costs	441	388	236
Deferred income taxes	6,825	(2,836)	(1,093)
Impairment of long-lived assets	5,327	4,822	2,303
Loss provisions	--	1,293	--
Provision for doubtful accounts	424	120	120
Amortization of deferred gain on sale of assets	(56)	(54)	(43)
Gain on disposal of assets	(323)	(137)	--
Gain on repurchase of debt	(788)	--	(1,868)
Change in assets and liabilities:
Restricted cash	(622)	--	--
Accounts receivable, net	(286)	(178)	367
Inventories of food and supplies	497	(1,500)	5
Other current assets	161	(15)	(9)
Accounts payable	(1,826)	260	(340)
Accrued interest	(26)	(58)	(302)
Other accrued liabilities	564	(925)	168
Income taxes	(146)	536	(961)
Other	--	(7)	18
Net cash flows provided by operating activities	1,226	2,162	3,576
Investing Activities:
Capital expenditures	(2,329)	(1,932)	(6,676)
Proceeds from sale of assets	2,483	1,249	5,152
Changes in other assets, net	41	(27)	27
Net cash flows provided by (used in) investing activities	195	(710)	(1,497)
Financing Activities:
Payments on Senior Notes	(1,170)	--	(9,600)
Net borrowings under line-of-credit agreement	5,766	(997)	8,159
Debt issuance costs	(803)	--	(155)
Net cash flows provided by (used in) financing activities	3,793	(997)	(1,596)
Net Increase in Cash and Cash Equivalents	5,214	455	483
Cash and Cash Equivalents At Beginning of Year	977	522	39
Cash and Cash Equivalents At End of Year	$6,191	$977	$522

Supplemental cash flow information:
Cash paid for interest	$7,826	$8,104	$9,252
Cash paid for income taxes	$22	$40	$400

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

Note 3.      Summary of Significant Accounting Policies

      Fiscal Year - The Company operates on a 52 or 53 week fiscal year ending on the last Sunday in March. The fiscal year ended March 30, 2003 contained 53 weeks. The fiscal years ended March 24, 2002 and March 25, 2001 each contained 52 weeks.

      Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash on deposit with a financial institution as collateral for the Company's surety bonds and to support the Company's obligations for potential insurance claims. For each period presented, substantially all cash was in the form of depository accounts.

      Inventories - Inventories of food and supplies are valued at the lower of cost (first-in, first-out method) or market.

      Facilities and Equipment - Facilities and equipment are recorded at cost. Depreciation is charged on the straight-line basis for buildings, furniture and equipment over the estimated useful life of the asset. Leasehold improvements are amortized on the straight-line method over the life of the lease or the life of the improvements, whichever is shorter. Interest is capitalized with the construction of new restaurants as part of the asset to which it relates. Interest capitalized during fiscal years ended March 30, 2003, March 24, 2002, and March 25, 2001 was $1,000, $10,000 and $66,000, respectively.

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Long-lived Assets - The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in accounting for its long-lived assets, which requires the write-down of certain intangibles and tangible property associated with under-performing sites. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and resolves significant implementation issues that had evolved since the issuance of SFAS No. 121. SFAS No. 144 also provides more restrictive criteria to classify an asset (group) as "held for sale." The Company reviews the impairment of long-lived assets related to restaurant sites on a periodic basis and when events occur or circumstances indicate that the asset value of a restaurant is not recoverable, the Company evaluates that restaurant for impairment based on estimated future nondiscounted cash flows attributable to that restaurant. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. In addition, the Company evaluates the criteria associated with assets held for sale and, when appropriate, writes down these assets to estimated fair value and reclasses the assets to property held for sale on the balance sheet. The Company's estimates of fair values are based on the best information available and require the use of estimates, judgements and projections as considered necessary. The effect of applying SFAS No. 144 for the fiscal year ending March 30, 2003 and SFAS No. 121 for the fiscal years ending March 24, 2002 and March 25, 2001, resulted in a reduction of facilities and equipment of $5,327,000, $4,822,000, and $2,303,000, respectively.

      Goodwill - Effective March 26, 2001, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company did not record a charge as a result of the impairment test required with the adoption of this new standard.  Substantially all the goodwill was allocated, based on an analysis of the current operations and associated fair values of the reporting units, to the Company's franchise operations and its value was supported in full by the current and future royalties generated by franchisee utilization of the Tony Roma's trademarks. The Company performed an annual impairment review at March 30, 2003 and no impairment charge was required. The following table adjusts net loss for prior years to exclude amortization, net of related tax, on goodwill.

	Fiscal Year
	2003	2002	2001
	(Dollars in thousands)
Reported net loss	$(14,112)	$(5,493)	$(2,034)
Goodwill amortization	--	--	477
Adjusted net loss	$(14,112)	$(5,493)	$(1,557)

      Franchise Fees and Royalties - The franchise agreements for Tony Roma's restaurants provide for an initial fee and continuing royalty payments based upon gross sales, in return for operational support, product development, marketing programs and various administrative services. Royalty revenue is recognized on the accrual basis, although initial fees are not recognized until the franchisee's restaurant is opened. Fees for granting exclusive development rights to specific geographic areas are recognized when the right has been granted and cash received is non-refundable. The Company also receives royalties from third parties licensed to use the Company's trademarks in various retail venues.

      Fair Value of Financial Instruments - See Note 9 for a discussion of the fair value of the Company's Senior Notes. As of March 30, 2003 and March 24, 2002, the fair value of the Company's remaining financial instruments, including cash equivalents, approximates their carrying value.

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

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      Advertising Costs - Advertising costs are expensed as incurred. The Company incurred approximately $3,900,000, $4,000,000 and $4,600,000 of such costs during the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001, respectively.

      Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." The provisions of this statement were effective for interim and annual financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Also, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect SFAS No. 148 to have a material impact on the Company's financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").  FIN 45 addresses the disclosure required by a guarantor in its financial statements about its obligations under guarantees. It also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Certain of the disclosure requirements of FIN 45 were effective after December 15, 2002 and the provisions for the initial recognition and measurement of a liability associated with a guarantee is effective beginning after December 31, 2002, prospectively. FIN 45 will effect the Company to the extent it provides any guarantees for its franchisees in the future.

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This new standard will effect the timing of when the Company recognizes the cost for restaurant closings. At the present time, the Company cannot determine the impact that the adoption of this statement will have on subsequent consolidated financial statements.

      In April 2002, FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and earlier adoption was encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company reflected the adoption of SFAS No. 145 in its consolidated financial statements for the year ending March, 30, 2003. Accordingly, the $1,868,000 gain from the early extinguishment of debt for the year ending March 25, 2001 has been reclassified and included in other income (expense).

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

      Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform to classifications used in the current year. These reclassifications had no effect on the results of operations or stockholder's deficit as previously reported.

Note 4.      Accounts Receivable

      Accounts receivable consists of the following:

	March 30, 2003	March 24, 2002
	(Dollars in thousands)
Franchise receivables	$1,953	$1,557
Other receivables	291	410
	2,244	1,967
Allowance for doubtful accounts	(749)	(334)
Net receivables	$1,495	$1,633

      Franchise receivables represent royalties due from the Company's franchisees and other amounts due related to services provided and fees assessed in accordance with the franchise agreement and are recorded at estimated fair value. Other receivables may include amounts due for the sale of raw materials, principally ribs, which the Company has sold from its supply to distributors and franchisees. Other receivables also include "banquet" sales to significant individual customers and other miscellaneous items. The Company periodically assesses the collectibility of accounts receivable based on delinquency status, franchisee financial condition, historical loss condition and existing economic conditions.

      The Company generally does not require collateral on the accounts, but has the right to terminate the franchise agreement in the event the royalties become uncollectible.

Note 5.      Facilities and Equipment

      Facilities and equipment consists of the following:

	Estimated	March 30, 2003	March 24, 2002
	Useful Life
		(Dollars in thousands)
Land		$7,252	$10,642
Buildings	15-30 years	21,641	28,071
Leasehold improvements	5-20 years	9,312	12,501
Furniture and equipment	3-10 years	16,947	21,083
Construction in progress		759	549
		55,911	72,846
Less accumulated depreciation and amortization		(27,013)	(29,970)
		$28,898	$42,876

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6.     Impairment of Long-Lived Assets and Other Loss Provisions

      Certain charges in the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001 have been referred to as impairment of long-lived assets. These items represent estimates of the impact of management decisions, which have been made at various points in time in response to the Company's sales and profit performance, and the then-current revenue and profit strategies.

      During the fiscal year ended March 30, 2003, impairment charges of $5,327,000 were recognized. Of this amount, $2,287,000 was related to twelve under-performing Company-operated restaurants and the further impairment of a property closed during a prior year. The remaining impairment of $3,040,000 was related to the 11 properties that were classified as held for sale and written down to their estimated fair market value less selling costs and are expected to be sold to a franchisee during the first quarter of fiscal year 2004.

      During the fiscal year ended March 28, 2002, impairment charges of $4,822,000 were recognized relating to four under-performing Company-operated restaurants and the closing of five Company-operated restaurants. The amount also included the further impairment of $263,000 related to a restaurant closed during a prior year. The Company recorded loss provisions related to the estimated continued occupancy costs of these closed restaurants of $1,683,000 and recorded a reduction of the closed store reserve of $390,000 related to a reserve established in a prior year that was no longer required. The five restaurants closed generated sales of $6,136,000 and $7,580,000 during the fiscal years ended March 24, 2002 and March 25, 2001, respectively. These same restaurants generated pre-tax losses of $689,000 and $612,000 during the fiscal years ended March 24, 2002 and March 25, 2001, respectively.

      During the fiscal year ended March 25, 2001, impairment charges of $2,303,000 were recognized relating to the planned closure of two Company-operated restaurants and two under-performing Company-operated restaurants.

      The following table summarizes the components of the provision for restaurant closures and other loss provisions, as well as the year end balances of certain related reserves.

	(Dollars in thousands)
Description	Balance at Beginning of Year	Additions Charged to Expense	Cash Outlays	Other Changes	Balance at End of Year

Year Ended March 30, 2003	$1,605	$--	$(627)	$--	$978

Year ended March 24, 2002	444	1,293	(132)	--	1,605

Year ended March 25, 2001	491	--	(47)	--	444

      The ending balance each year in the store closure reserve represents estimates for the ongoing costs of each location that has been closed. These costs include rent, property taxes, maintenance, utilities and estimated costs to sublease the property.

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7.      Accrued Liabilities

      Other accrued liabilities consists of the following:

	March 30, 2003	March 24, 2002
	(Dollars in thousands)
Compensation and related taxes	$2,469	$1,882
Insurance claims and administration	841	712
Taxes other than income and payroll	1,295	1,279
Gift certificates	1,102	1,196
Other	2,331	1,778
Total other accrued liabilities	$8,038	$6,847

Note 8.      Income Taxes

      The provision (benefit) for income taxes consists of the following:

	For the Fiscal Year Ended
	March 30, 2003	March 24, 2002	March 25, 2001
	(Dollars in thousands)
Current:
Federal	$(104)	$664	$18
State	20	45	27
Foreign	436	332	324
	352	1,041	369

Deferred:
Federal	6,825	(2,836)	(1,469)
State	--	--	--
Foreign	--	--	--
	6,825	(2,836)	(1,469)
Income tax provision (benefit)	$7,177	$(1,795)	$(1,100)

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to loss before income taxes are as follows:

	For the Fiscal Year Ended
	March 30, 2003	March 24, 2002	March 25, 2001
	(Dollars in thousands)
Tax computed at statutory rate	$(2,358)	$(2,478)	$(1,097)
Foreign tax expense	436	332	324
Goodwill amortization	--	--	233
Tax credits	(1,090)	(671)	(1,307)
State taxes	13	29	24
Permanent items	193	197	196
Change in valuation allowance	9,983	796	527
Provision for income taxes	$7,177	$(1,795)	$(1,100)

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal and state income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	March 30, 2003	March 24, 2002
Deferred tax assets:	(Dollars in thousands)
Insurance reserves	$92	$121
Store closure reserves	333	546
Accrued vacation	204	216
Depreciation and asset impairment adjustments	6,290	4,888
Allowance for doubtful accounts	255	113
Deferred gain	244	263
General business, foreign and alternative
minimum tax credit carryforwards	2,631	1,665
Net operating loss carryforwards	900	27
Other, net	357	309
Valuation allowance	(11,306)	(1,323)
Total deferred tax assets	--	6,825

Deferred tax liabilities	--	--

Total net deferred tax assets	--	6,825
Current	--	1,300
Non-current	$--	$5,525

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers a number of factors including projected future taxable income and tax planning strategies, in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, a valuation allowance has been provided for 100 percent of the deferred tax assets since management can not determine that it is more likely than not that the deferred tax assets will be realized. When realization of the deferred tax assets are deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense.

      As of March 30, 2003, the Company had federal general business credits of approximately $1,900,000 and federal net operating loss carryforwards of approximately $2,600,000 which, if not used by 2022, will expire.

Note 9.      Senior Notes

      In conjunction with the Recapitalization on June 28, 1998, the Company issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of March 30, 2003 and March 24, 2002, the principal amount of Senior Notes outstanding was $55.0 and $57.0 million, respectively. The Senior Notes are general unsecured obligations of the Company but are guaranteed by the subsidiaries of the Company. See Note 12 for summarized financial information of the Company and its subsidiaries. The debt outstanding under the Company's Revolving Credit Facility has a first priority lien on substantially all of the assets of the Company. See Note 10 for a discussion of the Revolving Credit Facility.

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      During April 2000, the Company repurchased $12.0 million face value of its Senior Notes on the open market at an average price of $800 per $1,000 principal amount. During March 2003, the Company repurchased $2.0 million face value of its Senior Notes at an average price of $585 per $1,000 principal amount. The repurchases of the Senior Notes in April 2000 and March 2003 resulted in gains, net of the write-off of associated debt issuance costs, of $1,868,000 and $788,000, respectively.

      As of March 30, 2003, the fair value of the remaining Senior Notes is estimated to be in the range of $31.6 million to $38.5 million based on the quoted market rates for the debt. As of March 24, 2002, the fair value of the Senior Notes was estimated to be in the range of $39.9 million to $43.0 million.

      The Company is amortizing debt issuance costs associated with the Senior Notes. As of March 30, 2003, and March 24, 2002, unamortized debt issuance costs of $987,000 and $1,345,000, respectively, were reflected as an asset of the Company. Amortization expense of $304,000 per year will be recorded as interest expense until the Senior Notes mature on July 1, 2006.

Note 10.      Long-term Debt

      As of March 30, 2003, Romacorp's long-term debt of $21,170,000 consisted of a note payable under the Revolving Credit Facility, which is secured by substantially all of the assets of Romacorp. On December 31, 2002, Romacorp executed a loan agreement and promissory note with GE Capital Franchise Finance creating the Revolving Credit Facility to replace a prior facility. No debt remains outstanding under the prior facility as of March 30, 2003.

      The Revolving Credit Facility provides for borrowings in an aggregate principal amount up to $25.0 million and includes annual reductions in the maximum borrowing capacity ranging from $1.75 million in the first year up to $3.25 million in later years. To the extent Romacorp has not utilized $5 million of the borrowing capacity to repurchase Senior Notes by December 31, 2003, the maximum borrowing capacity of the Revolving Credit Facility will be reduced on that date by the difference between $5 million and the amount borrowed pursuant to the Revolving Credit Facility to repurchase Senior Notes. The maximum borrowing capacity is also limited by funded debt covenants that require Romacorp to maintain a Funded Debt to Adjusted EBITDA ratio of 3.5:1.0 excluding the Senior Notes and 7.5:1.0 including the Senior Notes. Romacorp was in compliance with all restrictive covenants at March 30, 2003.

      The Revolving Credit Facility will expire in December 2012 and bears interest at the one-month LIBOR plus 4.5% (5.84% at March 30, 2003). The interest rate is subject to maintaining certain financial covenants and is paid monthly.

      Maturities of long-term debt for each of the five succeeding years are as follows:

Fiscal Year	(Dollars in thousands)
2004	$1,750
2005	2,000
2006	2,250
2007	2,500
2008	2,500
Thereafter	10,170
$21,170

Note 11.      Commitments

      The Company leases certain restaurant equipment and buildings under operating leases. Rent expense for the fiscal years ended March 30, 2003, March 24, 2002, and March 25, 2001 was $6,312,000, $6,755,000 and $6,188,000, respectively. Included in these amounts were additional rentals of approximately $643,000, $713,000 and $791,000 for the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001, respectively, which are based upon a percentage of sales in excess of a base amount as specified in the lease. The majority of the Company's leases contain renewal options for 5 to 10 years. Renewal of the remaining leases is dependent on mutually acceptable negotiations.

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      At March 30, 2003, minimum rental commitments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Fiscal Year	(Dollars in thousands)
2004	$5,435
2005	4,983
2006	5,005
2007	4,519
2008	4,177
Thereafter	17,528
$41,647

      During the fiscal year ended March 25, 2001, the Company completed $3.7 million of sale-leaseback transactions. The transactions resulted in deferred gains of $193,000. As of March 30, 2003, cumulative unrecognized deferred gains from sale-leaseback transactions of $718,000 were reflected as a liability of the Company. These deferred gains are being recognized over the 15-year initial term of the new leases.

      As of March 30, 2003, the Company had outstanding commitments to purchase from various suppliers $22,470,000 of products used in the normal course of business. The Company expects to satisfy these purchase commitments during the fiscal year ending March 2004.

Note 12.      Summarized Financial Information

      Summarized financial information for Romacorp Inc. and its wholly-owned subsidiaries is as follows (Dollars in thousands):

Condensed Consolidating Balance Sheet
March 30, 2003
	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$13,826	$2,464	$--	$16,290
Due from affiliates	--	49,747	(49,747)	--
Facilities and equipment, net	25,494	3,404	--	28,898
Investment in subsidiaries	61,561	--	(61,561)	--
Goodwill	882	11,443	--	12,325
Other assets	1,931	16	--	1,947
Total assets	$103,694	$67,074	$(111,308)	$59,460

Liabilities and Equity (Deficit)
Current liabilities	$8,910	$5,513	$--	$14,423
Due to affiliates	49,747	--	(49,747)	--
Senior notes	55,000	--	--	55,000
Long-term debt	19,420	--	--	19,420
Other long-term liabilities	1,194	--	--	1,194
Total liabilities	134,271	5,513	(49,747)	90,037

Equity (deficit)	(30,577)	61,561	(61,561)	(30,577)

Total liabilities and equity (deficit)	$103,694	$67,074	$(111,308)	$59,460

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Condensed Consolidating Balance Sheet
March 24, 2002
	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$5,485	$3,271	$--	$8,756
Due from affiliates	--	34,093	(34,093)	--
Facilities and equipment, net	38,998	3,878	--	42,876
Investment in subsidiaries	52,453	--	(52,453)	--
Goodwill	882	11,443	--	12,325
Other assets	1,652	5,541	--	7,193
Total assets	$99,470	$58,226	$(86,546)	$71,150

Liabilities and Equity (Deficit)
Current liabilities	$7,594	$5,773	$--	$13,367
Due to affiliates	34,093	--	(34,093)	--
Senior notes	57,000	--	--	57,000
Long-term debt	15,404	--	--	15,404
Other long-term liabilities	1,844	--	--	1,844
Total liabilities	115,935	5,773	(34,093)	87,615

Equity (deficit)	(16,465)	52,453	(52,453)	(16,465)

Total liabilities and equity (deficit)	$99,470	$58,226	$(86,546)	$71,150

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 30, 2003

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$101,697	$21,901	$(4,305)	$119,293
Total operating expenses	107,489	16,161	(4,305)	119,345
Operating income (loss)	(5,792)	5,740	--	(52)
Other income (expense)	(14,334)	7,451	--	(6,883)
Income from subsidiaries	13,191	--	(13,191)	--
Income (loss) before income taxes	(6,935)	13,191	(13,191)	(6,935)
Provision (benefit) for income taxes	7,177	4,083	(4,083)	7,177
Net income (loss)	$(14,112)	$9,108	$(9,108)	$(14,112)

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 24, 2002

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$111,489	$22,874	$(4,714)	$129,649
Total operating expenses	123,315	10,268	(4,714)	128,869
Operating income (loss)	(11,826)	12,606	--	780
Other income (expense)	(10,279)	2,211	--	(8,068)
Income from subsidiaries	14,817	--	(14,817)	--
Income (loss) before income taxes	(7,288)	14,817	(14,817)	(7,288)
Provision (benefit) for income taxes	(1,795)	5,183	(5,183)	(1,795)
Net income (loss)	$(5,493)	$9,634	$(9,634)	$(5,493)

Condensed Consolidating Statement of Operations
For the Fiscal Year Ended March 25, 2001

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$119,626	$21,751	$(5,013)	$136,364
Total operating expenses	126,712	10,679	(5,013)	132,378
Operating income (loss)	(7,086)	11,072	--	3,986
Other income (expense)	(9,690)	2,570	--	(7,120)
Income from subsidiaries	13,317	--	(13,317)	--
Income (loss) before income taxes	(3,459)	13,642	(13,317)	(3,134)
Provision (benefit) for income taxes	(1,211)	4,772	(4,661)	(1,100)
Net income (loss)	$(2,248)	$8,870	$(8,656)	$(2,034)

Note 13.      Related Party Transactions

      In June 1998, the Company entered into a Transitional Financial and Accounting Services Agreement (the "Transition Services Agreement") whereby NPC continued to provide administrative services to the Company. Services provided included accounting services, payroll services and use of NPC's proprietary restaurant technology system software (the "POS System"). As part of the Transition Services Agreement, the Company was granted a perpetual license to use the POS System. Effective June 24, 2002, the Company amended the contract whereby services will continue through March 2004. Either the Company or NPC may terminate the Transition Services Agreement upon one year's prior written notice. Pursuant to the Transition Services Agreement, the Company paid NPC $889,000, $910,000, and $870,000 during the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001, respectively.

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The Company reimbursed Sentinel for all out-of-pocket expenses incurred in connection with the Recapitalization. In addition, pursuant to a management agreement, Sentinel may receive a management fee equal to $500,000 per year and will be reimbursed for certain out-of-pocket expenses. The Company paid Sentinel $482,000, $513,000, and $472,000 during the fiscal years ended March 30, 2003, March 24, 2002 and March 25, 2001, respectively.

Note 14.      Summary of Quarterly Results (Unaudited) (Dollars in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended March 30, 2003
Revenues	$30,646	$28,430	$27,454	$32,763
Operating income (loss) (a)	1,200	1,039	545	(2,836)
Net loss (b)	(478)	(651)	(1,069)	(11,914)

Year Ended March 24, 2002
Revenues	$33,947	$31,988	$29,568	$34,146
Operating income (loss) (c)	1,711	1,307	1,117	(3,355)
Net loss	(1)	(634)	(581)	(4,277)

(a)	The fourth quarter includes charges to earnings of $5,327 related to a provision for asset impairment.
(b)	The fourth quarter includes a gain on early retirement of debt of $788 and a charge to earnings of $9,983 related to the provision of a valuation allowance for 100% of the deferred tax assets.
(c)	The fourth quarter includes charges to earnings of $4,822 related to a provision for asset impairment and $1,293 related to loss provisions associated with closing five restaurants.

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended March 30, 2003, March 24, 2002 and March 25, 2001

(Dollars in Thousands)

	Additions (Deductions)
	Balance Beginning of Year	Charged to Income	Charged to Other Accounts	Other Deductions		Balance End of Year

Fiscal Year 2003
Allowance for doubtful accounts	$334	$424	$--	$(9)	(1) $	749
Valuation allowance - deferred
income tax assets	1,323	9,983	--	--		11,306

Fiscal Year 2002
Allowance for doubtful accounts	214	120	--	--	(1)	334
Valuation allowance - deferred
income tax assets	527	796	--	--		1,323

Fiscal Year 2001
Allowance for doubtful accounts	114	120	--	(20)	(1)	214
Valuation allowance - deferred
income tax assets	--	527	--	--		527

(1) Accounts written off, net of recoveries.