Form 10-Q
period 2003-06-29
ROMACORP INC
filed 2003-08-14
CIK 1067457

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003
OR

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

Yes  [X]      No  [  ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

Yes  [  ]      No  [X]

      As of August 1, 2003, 100 shares of Common Stock, $.01 par value, were outstanding and held by Roma Restaurant Holdings, Inc.

ROMACORP, INC.
TABLE OF CONTENTS

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	June 29, 2003 and March 30, 2003	1

	Condensed Consolidated Statements of Operations
	For the Thirteen Weeks Ended
	June 29, 2003 and June 23, 2002	3

	Condensed Consolidated Statements of Cash Flows
	For the Thirteen Weeks Ended
	June 29, 2003 and June 23, 2002	4

	Notes to Condensed Consolidated Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

ITEM 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	13

ITEM 2.	Change in Securities	13

ITEM 3.	Defaults upon Senior Securities	13

ITEM 4.	Submission of Matters to a Vote of Security Holders	13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits and Reports on Form 8-K	13

PART 1.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
ASSETS

(UNAUDITED)
	June 29, 2003	March 30, 2003
Current Assets:
Cash and cash equivalents:
Restricted	$622	$622
Unrestricted	11,275	6,191
Accounts receivable, net	1,847	1,495
Inventories of food and supplies	1,964	2,081
Prepaid expenses	643	996
Property held for sale	--	4,682
Income taxes receivable	170	192
Other current assets	36	31
Total current assets	16,557	16,290

Facilities and equipment, net	28,477	28,898
Goodwill	12,325	12,325
Other assets	185	194
Debt issuance costs, net of accumulated amortization of $1,550 and $1,427, respectively	1,773	1,753
Total assets	$59,317	$59,460

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS -- (Continued)
(Dollars in Thousands)
LIABILITIES AND STOCKHOLDER'S DEFICIT

(UNAUDITED)
	June 29, 2003	March 30, 2003
Current Liabilities:
Accounts payable	$2,609	$2,385
Accrued interest	3,401	1,748
Current portion of store closure reserve	502	502
Other accrued liabilities	6,822	8,038
Current maturities of long-term debt	1,750	1,750
Total current liabilities	15,084	14,423

Senior notes	55,000	55,000
Long-term debt, less current maturities	19,020	19,420
Store closure reserve	604	476
Deferred gain on sale of assets	704	718
Total liabilities	90,412	90,037

Stockholder's Deficit:
Common stock, $.01 par value; 2,000 shares authorized; 100 shares issued and outstanding	--	--
Additional paid-in capital	66,469	66,469
Retained deficit:
Dividend to Holdings	(75,368)	(75,368)
Other	(22,196)	(21,678)
Total	(97,564)	(97,046)
Total stockholder's deficit	(31,095)	(30,577)
Total liabilities and stockholder's deficit	$59,317	$59,460

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	June 29, 2003	June 23, 2002

Restaurant sales	$25,192	$27,788
Franchise fees and royalties	2,965	2,858
Total revenues	28,157	30,646

Cost of sales	8,165	9,009
Direct labor	8,592	9,406
Other	7,231	8,187
General and administrative expenses	2,517	2,844
Total operating expenses	26,505	29,446

Operating income	1,652	1,200
Other income (expense):
Interest expense	(2,055)	(2,022)
Miscellaneous	(11)	88
Loss before income taxes	(414)	(734)

Income tax expense (benefit)	104	(256)
Net loss	$(518)	$(478)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(UNAUDITED)

	Thirteen Weeks Ended
	June 29, 2003	June 23, 2002
Operating Activities:
Net loss	$(518)	$(478)
Non-cash items included in net loss:
Depreciation and amortization	903	1,331
Amortization of debt issuance costs	123	96
Deferred income taxes	--	(325)
Provision for doubtful accounts	45	30
Amortization of deferred gain on sale of assets	(14)	(14)
Loss (gain) on disposal of assets	126	(45)
Changes in assets and liabilities:
Accounts receivable	(397)	69
Notes receivable	--	(77)
Inventories of food and supplies	117	169
Other current assets	348	371
Accounts payable	224	(1,158)
Accrued interest	1,653	1,697
Other accrued liabilities	(1,088)	2,422
Income taxes receivable	22	(106)
Net cash flows provided by operating activities	1,544	3,982

Investing Activities:
Capital expenditures, net	(580)	(683)
Proceeds from sale of assets	4,654	1,079
Changes in other assets, net	9	1
Net cash flows provided by investing activities	4,083	397

Financing Activities:
Net repayments under line-of-credit agreement	(400)	(3,199)
Debt issuance costs	(143)	--
Net cash flows used in financing activities	(543)	(3,199)
Net Increase in Cash and Cash Equivalents	5,084	1,180
Cash and Cash Equivalents At Beginning of Period	6,191	977
Cash and Cash Equivalents At End of Period	$11,275	$2,157

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROMACORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Consolidation and Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the quarter ended June 29, 2003 are not necessarily an indication of the results that may be expected for the fiscal year ending March 28, 2004. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for Romacorp, Inc. (the "Company" or "Romacorp") for the fiscal year ended March 30, 2003. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the Company's March 30, 2003 consolidated financial statements.

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

Note 3 - Long-term Debt

      As of June 29, 2003, Romacorp's long-term debt consisted of a note payable to GE Capital Franchise Financial under a Revolving Credit Facility, which is secured by substantially all of the assets of Romacorp.

      The Revolving Credit Facility provides for borrowings in an aggregate principal amount up to $25.0 million and includes annual reductions in the maximum borrowing capacity ranging from $1.75 million in the first year up to $3.25 million in later years. To the extent Romacorp has not utilized $5 million of the borrowing capacity to repurchase Senior Notes by December 31, 2003, the maximum borrowing capacity of the Revolving Credit Facility will be reduced on that date by the difference between $5 million and the amount borrowed pursuant to the Revolving Credit Facility to repurchase Senior Notes. The maximum borrowing capacity is also limited by funded debt covenants that require Romacorp to maintain a Funded Debt to EBITDA ratio of 3.5:1.0 excluding the Senior Notes and 7.5:1.0 including the Senior Notes.  The Revolving Credit Facility will expire in December 2012 and bears interest at the one-month LIBOR plus 4.5%. The interest rate is subject to maintaining certain financial covenants and interest is paid monthly.

Note 4 - Senior Notes

      In conjunction with the Recapitalization, on June 28, 1998, Romacorp issued the Senior Notes. Interest on the Senior Notes accrues from the date of issuance and is payable in arrears on January 1 and July 1 of each year, commencing January 1, 1999. As of both June 29, 2003 and March 30, 2003, the principal amount of Senior Notes outstanding was $55.0 million.

The Company believes the opportunity to refinance the current obligation with similar publicly traded unsecured debt instruments is remote. Therefore, the Company has engaged Houlihan Lokey Howard & Zukin to assess the potential for refinancing the debt and to provide other restructuring alternatives. While various alternatives are currently being evaluated, the payment of the semi-annual interest payment of $3.3 million due July 1, 2003 was not made. The grace period to make the interest payment expired on July 31, 2003 creating an event of default under the terms of the indenture. The Company is unable to predict the likelihood of success of this restructuring effort. To the extent Romacorp is not successful in the restructuring effort, the holders of the Senior Notes could force the Company into bankruptcy, which could lead to a material adverse affect.

Note 5 - Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management considers a number of factors including projected future taxable income and tax planning strategies, in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, a valuation allowance has been provided for 100 percent of the deferred tax assets since management can not determine that it is more likely than not that the deferred tax assets will be realized. When realization of the deferred tax assets is deemed more likely than not to occur, the benefit related to the deductible temporary differences will be recognized as a reduction of income tax expense.

The Company expenses foreign taxes and taxes assessed at the state level for states which the Company does not have any available net operating losses available on a current basis.

Note 6 - Summarized Financial Information

      Summarized financial information for Romacorp and its wholly-owned subsidiaries is as follows (in thousands):

Condensed Consolidating Balance Sheet
June 29, 2003
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$14,040	$2,517	$--	$16,557
Due from affiliates	--	51,623	(51,623)	--
Facilities and equipment, net	25,169	3,308	--	28,477
Investment in subsidiaries	63,609	--	(63,609)	--
Goodwill	882	11,443	--	12,325
Other assets	1,942	16	--	1,958
Total assets	$105,642	$68,907	$(115,232)	$59,317

Liabilities and Equity (Deficit)
Current liabilities	$9,786	$5,298	$--	$15,084
Due to affiliates	51,623	--	(51,623)	--
Senior notes	55,000	--	--	55,000
Long-term debt	19,020	--	--	19,020
Other long-term liabilities	1,308	--	--	1,308
Total liabilities	136,737	5,298	(51,623)	90,412

Equity (deficit)	(31,095)	63,609	(63,609)	(31,095)

Total liabilities and equity (deficit)	$105,642	$68,907	$(115,232)	$59,317

Condensed Consolidating Balance Sheet
March 30, 2003
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated
Assets
Current assets	$13,826	$2,464	$--	$16,290
Due from affiliates	--	49,747	(49,747)	--
Facilities and equipment, net	25,494	3,404	--	28,898
Investment in subsidiaries	61,561	--	(61,561)	--
Goodwill	882	11,443	--	12,325
Other assets	1,931	16	--	1,947
Total assets	$103,694	$67,074	$(111,308)	$59,460

Liabilities and Equity (Deficit)
Current liabilities	$8,910	$5,513	$--	$14,423
Due to affiliates	49,747	--	(49,747)	--
Senior notes	55,000	--	--	55,000
Long-term debt	19,420	--	--	19,420
Other long-term liabilities	1,194	--	--	1,194
Total liabilities	134,271	5,513	(49,747)	90,037

Equity (deficit)	(30,577)	61,561	(61,561)	(30,577)

Total liabilities and equity (deficit)	$103,694	$67,074	$(111,308)	$59,460

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended June 29, 2003
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$23,569	$5,596	$(1,008)	$28,157
Total operating expenses	24,330	3,183	(1,008)	26,505
Operating income (loss)	(761)	2,413	--	1,652
Other income (expense)	(2,804)	738	--	(2,066)
Income from subsidiaries	3,151	--	(3,151)	--
Income (loss) before income taxes	(414)	3,151	(3,151)	(414)
Provision (benefit) for income taxes	104	1,103	(1,103)	104
Net income (loss)	$(518)	$2,048	$(2,048)	$(518)

Condensed Consolidating Statement of Operations
For the Thirteen Weeks Ended June 23, 2002
(Unaudited)

	Romacorp	Subsidiaries	Eliminations	Consolidated

Total revenues	$26,310	$5,448	$(1,112)	$30,646
Total operating expenses	27,835	2,723	(1,112)	29,446
Operating income (loss)	(1,525)	2,725	--	1,200
Other income (expense)	(2,447)	513	--	(1,934)
Income from subsidiaries	3,238	--	(3,238)	--
Income (loss) before income taxes	(734)	3,238	(3,238)	(734)
Provision (benefit) for income taxes	(256)	1,133	(1,133)	(256)
Net income (loss)	$(478)	$2,105	$(2,105)	$(478)

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Romacorp is the operator and franchisor of the largest national casual dining chain specializing in ribs, with 257 restaurants located in 28 states in the United States and in 27 foreign countries and territories. As of June 29, 2003, Romacorp operated 43 Company-owned restaurants in 13 states and, through its subsidiaries, franchised 110 restaurants in 21 states and 104 restaurants in international locations.

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

      The table below sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in Romacorp's condensed consolidated statements of operations for the periods indicated:

	Thirteen Weeks Ended
	June 29, 2003	June 23, 2002
	(Unaudited)

Restaurant sales	89.5%	90.7%
Franchise fees and royalties	10.5%	9.3%
	100.0%	100.0%
COST AND EXPENSES:
Cost of sales (1)	32.4%	32.4%
Direct labor (1)	34.1%	33.8%
Other (1)	28.7%	29.5%
General and administrative expenses	8.9%	9.3%
Operating income	5.9%	3.9 3.9%

  As a percentage of restaurant sales.

Comparison of Operating Results for the Thirteen Weeks Ended June 29, 2003 with the Thirteen Weeks Ended June 23, 2002

      Restaurant sales. Restaurant sales for the quarter ended June 29, 2003 were $25.2 million, representing a decrease of $2.6 million, or 9.3% from the $27.8 million reported during the same period of the prior year. Of this decrease, $2.0 million is due to the sale of 11 restaurants to a franchisee and the closure of one restaurant in the quarter ending June 29, 2003 and the closure of one restaurant during the prior fiscal year, and the remaining decrease is due to a 1.5% decrease in sales at comparable restaurants versus the same period of the prior year. There were 43 company-owned restaurants at June 29, 2003 compared to 56 Company-owned restaurants at June 23, 2002.

    Franchise fees and royalties. Franchise fees and royalties increased $107,000 to $3.0 million for the quarter due to increases in royalties, franchise fees and retail royalties. Comparable sales at franchisee-operated restaurants decreased 1.8% for the quarter. During the quarter ended June 29, 2003, six franchise restaurants were opened, five franchise restaurants were closed and eleven company operated restaurants were transferred to a new franchisee.

      Cost of sales. Cost of sales as a percentage of restaurant sales was 32.4% for the quarters ended June 29, 2003 and June 23, 2002.

      Direct labor costs. Direct labor costs as a percentage of restaurant sales increased to 34.1% from 33.8% for the same quarter of the prior year due primarily to higher hourly labor costs and increased restaurant management bonuses.

      Other. Other operating expenses as a percentage of restaurant sales decreased to 28.7% from 29.5% for the same quarter of the prior year due primarily to lower depreciation and advertising expenses, partially offset by higher paper and utility costs.

      General and administrative expenses.  General and administrative expenses for the quarter were $2.5 million, representing a decrease of $327,000 from the $2.8 million reported during the same quarter of the prior year. The decrease is due primarily to decreases in the number of field supervisory staff, lower management training wages and the favorable variance in the current year that resulted from expense incurred in the prior year related to the exchange offer that was announced on May 14, 2002 and expired on June 18, 2002.

      Interest expense.  Interest expense for the quarter was $2.1 million, representing an increase of $33,000 from the same quarter of the prior year. The increase is due to an increase in the balance of the Revolving Credit Facility.

      Miscellaneous.  Miscellaneous expense of $11,000 for the quarter was $99,000 lower than the same quarter of the prior year due primarily to the loss recognized on the sale of closed or transferred restaurant properties.

      Income tax. Income tax expense for the quarter represents foreign tax expense and income taxes assessed at the state level for states which the Company does not have any net operating losses available. During the fourth quarter of the prior fiscal year, the Company recorded a valuation allowance for 100% of its deferred tax assets and has adjusted the valuation allowance accordingly during the quarter to maintain a full valuation allowance. During the first quarter of the prior year, the Company recorded a tax benefit of $256,000.

Liquidity and Capital Resources

       Romacorp has a working capital surplus of $1.5 million as the Company has maximized its borrowing capacity under the Revolving Credit Facility and has cash and cash equivalents on hand of $11.9 million as of June 29, 2003. The working capital surplus includes $1.75 million in current maturities of long-term debt. The working capital surplus decreased from $1.9 million at March 30, 2003.

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

      The Company's Senior Notes mature on July 1, 2006. If no additional Senior Notes are purchased on the open market, the current outstanding balance of $55.0 million will become due at that time. The Company believes the opportunity to refinance the current obligation with similar publicly traded unsecured debt instruments is remote. Therefore, the Company has engaged Houlihan Lokey Howard & Zukin to assess the potential for refinancing the debt and to provide other restructuring alternatives. While various alternatives are currently being evaluated, the payment of the semi-annual interest payment of $3.3 million due July 1, 2003 was not made. The grace period to make the interest payment expired on July 31, 2003 creating an event of default under the terms of the indenture. The Company is unable to predict the likelihood of success of this restructuring effort. To the extent Romacorp is not successful in the restructuring effort, the holders of the Senior Notes could force the Company into bankruptcy, which could lead to a material adverse affect.

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

      Cash flow provided by operating activities for the 13 weeks ended June 29, 2003 was $1.5 million compared to $4.0 million during the same period of the prior year. Capital expenditures were $580,000 for the 13 weeks ended June 29, 2003 and were funded through cash flow from operations. Romacorp received net proceeds of $4.7 million related to the sale of eleven properties to a franchisee and one property that was closed pursuant to a lease termination agreement during the 13 weeks ended June 29, 2003.

      During the 13 weeks ended June 29, 2003, franchisees opened 6 restaurants and closed 5 restaurants.

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

      Romacorp's exposure to interest rate risk relates to the variable rate Revolving Credit Facility, which is benchmarked to United States and European short-term interest rates. Romacorp does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on Romacorp's results of operations of a one point interest rate change on the outstanding balance of the variable rate debt as of June 29, 2003 would be immaterial.

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

ITEM 4.   Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures.  The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13(a)-15d. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

      (b)   Changes in internal controls.   There were no significant changes in the Company's internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.	Legal Proceedings.

The Company is party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.	Changes in Securities.

Not applicable.

ITEM 3.	Defaults Upon Senior Securities.

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5.	Other Information.

Not applicable.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.22	Letter of employment and agreement dated as of May 27, 2003 by and among Romacorp and David W. Head.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the quarter covered by this report:

On June 23, 2003, Romacorp issued a news release entitled "Romacorp, Inc., Operator of Tony Roma's Restaurants, Names David Head CEO and President."

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMACORP, INC.

Date: August 13, 2003	By:	/s/David W. Head
David W. Head
President & Chief Executive Officer

Date: August 13, 2003	By:	/s/Richard A. Peabody
Richard A. Peabody
Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)